Form 10-K
period 2016-09-30
Versum Materials, Inc.
filed 2016-12-21
CIK 1660690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 1-37644
VERSUM MATERIALS, INC.

Delaware	47-5632014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501
(Address of principal executive offices) (Zip code)

(610) 481-4148
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
	Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
As of March 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. At November 30, 2016, 108,675,381 shares of common stock, par value $1.00 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

VERSUM MATERIALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended September 30, 2016

All references in this Annual Report on Form 10-K, unless the context otherwise requires:

•	“Versum,” “we,” “our,” “us” and “the company” refer to Versum Materials, Inc. and its consolidated subsidiaries, after giving effect to the Separation and Distribution;

•	“Air Products” refers to Air Products and Chemicals, Inc. and its consolidated subsidiaries, not including, for all periods following the Separation and Distribution, Versum.

•
References to the “Separation” refer to the legal separation resulting in the allocation, transfer and assignment to Versum of the assets, liabilities and operations of Air Products’ Electronic Materials business and the creation, as a result of the Distribution, of a separate, publicly traded company, Versum, which holds the Electronic Materials business.

•
References in this annual report to the “Distribution” refer to the distribution by Air Products to its stockholders completed on October 1, 2016 of 100% of the outstanding shares of Versum, as further described herein.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by references to future periods, and include statements about business strategies, operating plans, and outlook for Versum, our growth prospects, expectations as to future sales, operating income or Adjusted EBITDA, estimates regarding capital requirements and needs for additional financing, estimates of expenses and cost reduction efforts, future profitability, our future operating results on a segment basis, anticipated cash flows, estimates of the size of the market for our products, estimates of the success of other competing technologies that may become available, our future success as an independent public company, and other matters. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target” and similar expressions, among others, generally identify forward-looking statements, which are based on management’s reasonable expectations and assumptions as of the date the statements were made. In particular, information included in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” contains forward-looking statements. Actual results and the outcomes of future events may differ materially from those expressed or implied in the forward-looking statements because of a number of risks and uncertainties, including, without limitation, weakening of global or regional general economic conditions and product supply versus demand imbalances in the semiconductor industry could decrease the demand for our goods and services; our concentrated customer base; our ability to continue technological innovation to meet the evolving needs of our customers; our inability to protect and enforce intellectual property rights; our available cash and access to additional capital is limited by our substantial debt; uncertainty regarding the availability of financing to us in the future and the terms of such financing; restrictions in the agreements governing our indebtedness; operational, political and legal risks of our international operations; hazards associated with specialty chemical manufacturing could disrupt our operations or the operations of our suppliers or customers; changes in government regulations in the countries we operate; raw material shortages and price increases; sole source and limited source suppliers; costs of complying with global environmental health and safety regulations; the impact of changes in environmental, tax or other legislation and regulations in jurisdictions in which Versum Materials and its affiliates operate; the security of our information technology networks and systems could be compromised and disrupted; fluctuation of currency exchange rates; increased competition; costs and outcomes of litigation or regulatory investigations; the timing, impact, and other uncertainties of future acquisitions; the successful relocation of our headquarters and organizational changes; our ability to realize the anticipated benefits as a result of our Separation from Air Products; our ability to successfully complete the transition to an independent public company; our historical financial data as part of Air Products may not reflect what our financial results would have been had we been an independent company; the loss of certain benefits enjoyed as part of Air Products; increased costs as a separate public company; our ability to assure customers of our financial stability as a separate company; tax and other potential liabilities to Air Products assumed in connection with the separation and spin-off; restrictions against engaging in certain corporate transactions; potential conflicts of interest between us and Air Products by our directors and officers; potential state and federal law liabilities arising out of the separation and spin-off from Air Products; fluctuations in our stock price; no guarantee regarding the timing, amount or payment of dividends; dilution of your percentage of stock ownership; restrictions in our governing documents and of Delaware law may prevent or delay an acquisition of us; and other risk factors described in “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Versum disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based, except as required by applicable law.

Part 1

Item 1. Business

OUR COMPANY

Versum is a global provider of innovative solutions to the semiconductor and display industries with expertise in the development, manufacturing, transportation and handling of specialty materials. We employ expertise in molecular design and synthesis, purification, advanced analytics, formulation development and containers and delivery systems for the handling of high purity materials to deliver leading edge solutions and critical process support to our customers. Versum’s business consists of two operating segments, Materials and Delivery Systems and Services (“DS&S”), under which we manage our operations and assess performance, and a Corporate segment. Our two operating segments are not aggregated, and are reported separately.

We are a leading global supplier of critical materials through our Materials segment, including high purity specialty process gas, cleaners and etchants, slurries, organosilanes and organometallics deposition films, and through equipment in our DS&S segment, which we provide to the semiconductor and display industries. Our technical capabilities enable us to foster strong customer relationships which are critical to collaborative development. Unique product positioning and a strong global infrastructure with flexible manufacturing and supply chain capabilities are fundamental to our businesses. Our Corporate segment includes certain administrative costs associated with operating a public company, non-core operating activities, foreign exchange gains and losses, and other income and expense that cannot be directly associated with the operating segments.

Throughout its history, the business has been known for innovative product development and as a safe, reliable and sustainable supplier of materials needed to fabricate semiconductors and displays. Our business is supported by an in-depth knowledge of the chemistries and technologies which underlie the manufacturing process for these electronic devices. We first invested in the electronic materials business to provide specialty gas supply to the semiconductor industry in the 1980s to address the emerging need for higher purity materials. Over the years, we have grown our business both organically and through acquisitions.

In May 2016, the board of directors of Air Products announced its intention to separate the Air Products Electronic Materials business. Versum Materials, Inc. (successor to Versum Materials, LLC) was formed in November 2015 in anticipation of the Separation. On October 1, 2016, Air Products completed the Separation by distributing to its stockholders one share of common stock of Versum for every two shares of Air Products common stock in a distribution intended to be tax-free to Air Products stockholders. As a result of the Distribution, Versum is now an independent public company and its common stock is listed under the symbol “VSM” on the New York Stock Exchange.

As an independent company, we believe Versum is well positioned to benefit from secular growth trends and a leading position in the semiconductor materials market, supported by its global manufacturing and research infrastructure, product innovation capabilities, a strong new product pipeline and low capital intensity. Our competitive strengths have enabled us to achieve strong earnings and cash flow. For the fiscal year ended September 30, 2016, our net sales were $970.1 million; operating income was $278.9 million, or 28.7% of sales; net income was $212.0 million; and Adjusted EBITDA was $326.9 million, or 33.7% of sales. For an explanation of Adjusted EBITDA and a reconciliation to GAAP net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Non-GAAP Financial Measures” in Part II, Item 7 of this Annual Report on Form 10-K.

Our revenues by segment and destination region are as follows:
Total Revenue $970.1 million

For more information about geographic areas, see Note 18, “Segment and Geographic Information”, to our Annual Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our Competitive Strengths

Innovative Product Development

Versum has established leadership positions in the semiconductor market with performance-critical products tailored to meet specific market and customer needs based upon its research and development capabilities. Semiconductor manufacturing is a highly complex process requiring consistent and precise application of high purity materials in repeated steps. Our innovative products deliver differentiated performance to our customers’ fabrication processes by enhancing their productivity, quality, and yield; yet they constitute in relative terms a small fraction of the overall costs to develop and manufacture the end product. Our Materials segment offerings for deposition, chemical mechanical planarization (“CMP”), etching, doping and cleaning enable semiconductor manufacturers to create faster, smaller and more efficient devices for both the logic and memory market segments. Our DS&S segment designs and manufactures integrated delivery systems for the safe, consistent and efficient delivery of specialty gases and chemicals to our customers’ manufacturing tools, and our expertise enables us to provide value creating services including installation of equipment, gas and chemicals handling and maintenance of our equipment.

Collaborative product development, a high level of technical innovation, products vetted through customers’ rigorous qualification processes and safe, consistent and reliable distribution have enabled the business to establish strong positions in key product families. Management believes that Versum holds leadership positions in the following product areas:

Materials

•	Advanced Deposition Precursors for forming thin films of material, some that are only atomic layers in thickness

•	Polishing slurries for planarizing deposited films to enable subsequent pattering with state-of-the-art photolithography

•	Process Gases for depositing materials and for etching and cleaning deposition chambers

DS&S

•	Gas and Chemicals Delivery systems for safely storing and delivering both gases and liquids to the process tools.

Longstanding Relationships with Key Industry Leaders

Versum works collaboratively with semiconductor manufacturers to establish a development roadmap that projects the critical manufacturers’ needs to sustain future product advances. As a trusted supplier to our customers, we work closely with the majority of the top semiconductor manufacturers to create specialty molecules and formulations for semiconductor manufacturing. Versum has maintained long-term relationships, often spanning decades, with key companies for driving advances by providing innovative solutions that aid our customers in their next phases of development. Due to the specialized nature of our products, manufacturing complexity, qualification requirements in customers’ fabrication processes, high customer re-formulation and qualification change costs, and extensive proprietary chemistry, we believe our supply position with our customers is strong.

We have developed collaborative business relationships with most of the world’s leading semiconductor manufacturers, often referred to as Integrated Device Manufacturers (“IDMs”). These relationships enable us to understand the future requirements of their products and processes and to develop new products and applications to meet these needs. Because of our expertise, we also provide equipment service and technical expertise onsite at many of our Integrated Circuit (“IC”) customer locations. Our close collaboration with many of the leading Original Equipment Manufacturers (“OEMs”) enables us to jointly develop materials and equipment solutions to provide technical benefit and the lowest total cost of ownership to our common end use customers.

Technology Leadership

To be a supplier of innovation to the semiconductor industry requires a substantial long-term commitment to technology investments. We believe our extensive expertise in the field of high-value specialty materials and gases is and will continue to be a key competitive strength. Our customers continually seek to introduce new generations of semiconductors and we collaborate with them to develop new molecules, formulations and technological improvement to satisfy their goals. Versum manufactures complex and in many cases proprietary products including advanced deposition materials, formulated products and CMP slurries, specialty gases, and gas and chemical delivery systems leveraging broad proprietary knowledge of complex chemistry, manufacturing and formulation, and container and delivery products development to provide innovative solutions for our customers. For example, we developed a new class of organosilane precursors, which facilitates self-aligned double patterning at the appropriate process temperatures and speed. This process has enabled semiconductor device miniaturization to continue far beyond previously expected capabilities. Historically, over the past four years, approximately 25-40% of annual revenues in our advanced materials product lines of our Materials segment are based on products and new applications for our products introduced within the last five years. Versum currently has approximately 1,300 patents and has a highly qualified workforce comprising approximately 200 research scientists, lab technicians and engineers that allows us to sustain our competitive advantage.

Positioned to Take Advantage of Secular Growth Trends

Our business supplies materials used in the manufacture of semiconductors and displays that are utilized in a wide range of end markets providing us with diversified growth opportunities into the future. We believe growth will be further enhanced by the following secular trends:

•	Continued proliferation of the use of semiconductors in equipment and consumer goods.

Growth in mobile devices, cloud computing, connectivity and data monitoring and storage are driving the continued proliferation of semiconductors and displays into durable goods and other devices. These macro trends have moved the semiconductor industry from a personal computer driven market to a market much more correlated with demand for consumer products such as tablets, cell phones, automobiles, appliances and other electronics. This has resulted in increased semiconductor demand, more variety in the types of devices needed, and a tighter correlation between the volume of silicon wafer utilized for semiconductor manufacturing and global Gross Domestic Product (“GDP”). We believe our business will benefit from the increasing use of semiconductors, which significantly drives demand for our products. Semiconductor wafer starts are expected to grow at a rate of approximately 4% per year over the next five years.

•	Increased importance of materials in driving future operating improvement in semiconductor design.

We believe device complexity in semiconductor fabrication will inherently increase as physical limits complicate further device scaling, driving the development of new architectures and technologies to increase device density and performance. Customers are increasingly articulating the need for technology collaboration to develop mutually beneficial solutions and new materials to meet the increased demand for more capable and energy efficient devices. Advanced nodes typically also require more process steps which increases the use of our products. For example, IC manufacturers are moving to three-dimensional device structures for more advanced applications. This will require new semiconductor films made from different materials. We expect to continue to develop new organosilanes and organometallic products in our Materials segment, via our advanced deposition platform, along with CMP slurries and clean solutions to support the development of these new films. We believe Versum is well-positioned to capitalize on these innovation based opportunities, given our proprietary technologies, research and development capabilities and strong relationships with leading innovators in both the logic and memory spaces. Many of the products that are being introduced are novel to this industry and require more advanced technology for storing and delivering them to the respective process tools. We believe Versum is uniquely qualified in possessing the capabilities to not only introduce new material offerings, but also equipment that addresses the emerging needs of the industry.

•	Continued expansion of emerging market economies.

Continuing growth in emerging markets drives expansion in both the industrial and consumer sectors of emerging market economies, resulting in increased consumption of goods that contain semiconductors, such as tablets, cell phones, computers, automobiles, appliances and other consumer electronics. Our historical relationships with global semiconductor manufacturers and global supply chain networks enable us to benefit from these emerging market opportunities as manufacturers move production to these areas.

Strategically Located Global Manufacturing Footprint and Infrastructure

Versum has a well-established global infrastructure with fourteen strategically located manufacturing and six research and development facilities in the Americas and Asia. We believe Versum’s global network of production facilities is geographically positioned to serve high growth areas and our customer’s manufacturing requirements. Our manufacturing facilities include locations in the western United States, South Korea and Taiwan. These assets are located in close proximity to Versum’s customers, allowing for fast and on-time deliveries as well as reliable technical support. We maintain strong technical sales capabilities throughout the world supported by four research facilities in the United States and two in Asia. We believe our strategically located infrastructure, combined with our global supply chain efficiency, enables us to provide key solutions in a timely manner to support our customers’ needs.

Strong Financial Performance and Cash Flow Generation

Versum has a strong financial profile with net income of $212.0 million, operating margin of 28.7% and Adjusted EBITDA margin of 33.7% for the fiscal year ended September 30, 2016. Management has improved the Adjusted EBITDA margin by approximately 1,000 basis points (“bp”) since 2014. We incurred indebtedness of $1.0 billion in connection with the Separation. We expect these strong margins to enable the business to service its debt obligations and generate significant cash flow to drive future growth. For an explanation of Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation to GAAP net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reconciliation of Non-GAAP Financial Measures” in Part II, Item 7 of this Annual Report on Form 10-K.

Net income attributable to Versum was $212.0 million in 2016, $184.1 million in 2015, and $123.6 million in 2014. Our Adjusted EBITDA and EBITDA margins are as follows:
Capital expenditures for the business have averaged approximately $27 million per year over the last three years. Maintenance capital to support the business has been 1.0 - 1.5% of sales. Management believes this level of capital spending is generally representative of future spending excluding any increases for major process materials capacity additions. In support of our transition to an independent company, we expect to spend $35-40 million of additional capital for relocating some of our infrastructure and establishing our own IT systems.

The combination of strong operating margins and low capital intensity results in substantial cash flow generation.

Experienced Management Team

We have a strong management team which combines individuals with long-standing industry experience and leadership in both the materials industry and the semiconductor industry with key outside hires who bring a diverse perspective to the business from various other companies. Of our top eight senior leaders, five have spent the majority of their careers with these businesses within Air Products while three have joined our team from outside. Guillermo Novo, our Chief Executive Officer, has 30 years of materials industry operating and executive experience at Rohm & Haas Company and Dow Chemical Company. He is supported by a leadership team that has extensive industry and international experience, a proven operating and safety track record and a diverse set of functional skills to support the growth of the business. The commercial and technology leaders on average have 25 years of experience in these materials businesses with a history of collaborating with customers to provide innovative solutions.

Business Strategies

Drive Operational Excellence and Asset Efficiency

Driving operational excellence, including a commitment to safety, environmental stewardship and supply chain reliability, are critical to the success of our business. We maintain rigorous environmental, health and safety processes and believe excellence in safety performance translates to excellence in operational and financial performance.

Over the last three years, Versum has significantly improved its operational performance. We have refocused our businesses, invested in research and development capabilities, exited unprofitable product lines, relocated production capacity closer to our customers, increased productivity and improved our cost structure. We intend to continue to implement various initiatives to improve the efficiency, effectiveness and reliability of our operations. These include:

•	continuing to relocate new capacity and research and development capabilities closer to our customers,

•	investing in state-of-the art manufacturing facilities,

•	repositioning our warehouse and distribution network, and

•	implementing information technology solutions adapted to the needs of a specialty materials company focused on the semiconductor industry.

Maintain Strong Customer Focus

A key element of our success has been our ability to establish long-standing working relationships with most of the key semiconductor manufacturers as well as with OEMs. Our understanding and anticipation of our customer’s needs and ability to develop innovative product solutions in a timely manner, together with safe and reliable supply, high quality products and analytical capabilities, have been critical in developing these long-term relationships. We will continue to leverage our technical sales teams and research and development capabilities to facilitate this ongoing collaboration with customers and foster new product development and product scale up. We intend to relocate our technology centers and commercial resources close to our key customers to further facilitate collaborative product development.

Leverage our Leadership to Drive Growth

We have invested approximately 4% of sales in new technology primarily for our advanced materials business over the last three years and expect to continue a similar level of spending to deliver innovative solutions for our customers. We expect our leadership position, together with the strength of our product portfolio, to drive growth in the spaces we compete in. Our focus on maintaining an in-depth knowledge of the key chemistries underlying our product portfolio and a detailed understanding of our customers’ applications, together with continuing to invest in innovation-driven product development, will enable us to capitalize on emerging secular growth trends. A key enabler of Versum’s successes to date with introducing new product offerings has been our commitment to invest in process tools that are similar to those utilized by our customers to deposit thin films and polish and clean wafers. These capabilities give Versum’s researchers unique insights to critical process parameters that impact the performance of our products. Furthermore, the process expertise we deliver to a customer as part of a new product offering often accelerates the customer’s development timeline.

We operate in an attractive space with few other global scale players that have the talent and capabilities to drive technological trends and product innovation. We believe there are significant opportunities for us to invest capital in strategic acquisitions to strengthen our businesses, broaden our product offerings, and expand our technology portfolio.

Focus on Cash-Flow Generation

Versum has a successful track record of delivering strong financial results. Given the low capital intensity of our business, this results in significant cash flow generation. In 2016 we incurred indebtedness of $1.0 billion in connection with the Separation. We believe our strong future cash flow will enable us to service our debt obligations, fund organic and inorganic growth opportunities, return capital to stockholders or reduce leverage. We intend to continue to drive cash flow improvement by optimizing our cost structure through productivity actions and cost savings initiatives. Areas of focus include lowering operating costs by refocusing our distribution footprint and transit costs, simplifying our administrative cost structure, and lowering procurement costs. In addition, due to high customer safety stock requirements and our global supply chain, our inventory requirements are high. We see opportunities for working capital reduction through optimization of both raw material and finished goods inventory.

We expect new capacity coming on-stream in fiscal 2017 to improve future cash flows by providing additional products for sale as well as lowering our cost to produce and deliver. Although maintenance capital requirements for the business are fairly low, we expect to manage these expenditures prudently to ensure our assets are operated in accordance with our safety, process and environmental goals.

Operating Segments

Materials Segment

The Materials segment provides leading edge specialty materials focusing on IC and flat-panel display customers. Its products include specialty chemicals and materials utilized in the latest generation of semiconductors as well as high-purity specialty gases used in the semiconductor manufacturing process. These products include organosilanes, organometallics and other specialty precursors for thin film deposition, CMP slurries and post CMP cleans, formulated products for post etch cleaning, process gases for deposition and metallization, chamber cleaning and etchant gases, as well as high purity gases that are used in ion implantation to alter the electrical properties of thin films. The semiconductor industry accounts for more than 80% of segment sales. Materials operates in two product categories: advanced materials and process materials. The segment benefits from synergies across the business units, including serving the same customer base, developing joint market strategies, sharing common supply chain processes and infrastructure, and utilizing common commercial resources.

Through our global network, our Materials segment positions its research, manufacturing and technical support close to customer facilities, enabling supply chain optimization and rapid response times to product and service needs. Many of our products have undergone rigorous product performance and quality reviews by our customers to be qualified for use in their products or manufacturing processes. Once these qualification processes are completed and our products are designated by our customers for use in their processes or products, it is often time consuming and costly for our customers to change suppliers. Our products perform critical tasks in customers’ products or manufacturing processes, yet typically represent a very small portion of the cost to manufacture the end products. Over nearly three decades, our Materials segment has developed strong customer relationships with the majority of the industry-leading IDMs, foundries and OEM’s through joint product development and providing on-site service and technical personnel at our customers’ facilities.

Materials sales were $756.7 million, $743.4 million, and $640.0 million for fiscal years 2016, 2015 and 2014 respectively. Materials operating income was $252.3 million, $213.7 million, and $124.6 million for fiscal years 2016, 2015 and 2014 respectively. Materials adjusted EBITDA was $296.9 million, $262.8 million, and $179.0 million for fiscal years 2016, 2015 and 2014 respectively. Materials products are sold on a global basis, with revenue by business unit (Process Materials “PM” and Advanced Materials “AM”) and destination region as follows:

The Materials segment has approximately 980 employees, operates 11 production and 6 research and development facilities and serves more than 250 customers.

Materials Product Categories

Advanced Materials. Advanced materials supplies products and services through three key product platforms that are employed in the fabrication of ICs:

•
Advanced deposition materials (“ADM”) products include high purity specialty gases and chemicals, such as organosilane and organometallic precursors that are used to deposit thin films which comprise an IC;

•	Planarization (“PLA”) products include CMP slurries and post CMP cleans that are used to prepare chips with deposited thin films for the next stage of fabrication; and

•	Surface prep and clean (“SP&C”) formulated products are designed to selectively etch and remove debris and contamination during many stages of the wafer fabrication process.

For fiscal year 2016, approximately 85% of our advanced materials sales are based on proprietary or patent-protected positions, with approximately 25% of sales based on products introduced within the last five years. Product innovation is a key differentiator for advanced materials. For example, an organosilane precursor, which we developed in collaboration with a leading OEM, is an enabler for self-aligned double patterning, a process that has allowed device size to decrease far beyond expectations using present day lithography. We believe the move to more advanced transistors has created needs for new innovation in polishing dielectric materials. Our shallow trench isolation CMP slurries are exceeding the requirements for dishing control, selectivity, removal rate, and most importantly reduction in defects.

Advanced materials has six technology centers strategically located near our customers, with four in the United States and two in Asia. Our focused research and development efforts offer customers the opportunity to collaborate on the joint development of new materials, align new materials requirements with their product technology cycles and enhance the quality and scale of their specialty material needs.

Process Materials. Process materials supplies products such as high-purity gases and chemicals utilized in the processes of cleaning, etching, doping, and film deposition for our semiconductor, displays and light emitting diode (“LED”) customers. Our cleaning and etchant gases, like nitrogen trifluoride (NF3) and hexafluorobutadiene (C4F6), are used for chamber cleaning and high aspect etching applications in the production of semiconductors. Our process gases for deposition and metallization, such as tungsten hexafluoride (WF6) are used in the process of depositing film layers to enable the continued advancement of the semiconductor industry. Our dopants such as arsine (AsH3) are used for ion implantation for semiconductors and our hydride gases such as ammonia (NH3) support applications in display and LED’s. Our process materials’ products are used in a wide variety of displays, including TVs, mobile and touch displays, automotive applications and other LED-based displays, and logic and memory technology. We supply these products to our customers throughout the U.S., Europe and Asia.

Process materials leverages its geographically situated asset capabilities and strong safety performance to maintain its position as a reliable and sustainable supplier of high purity specialty gases and chemicals.

Delivery Systems & Services Segment

Our DS&S segment designs, manufactures, installs, operates, and maintains state-of-the-art chemical and gas delivery and distribution systems enabling the safe and cost efficient use of specialty gases and chemicals delivered directly to our customers’ manufacturing tools. Product development in this business is enhanced through close collaboration with our OEM customers as well as the advanced materials and process materials businesses of our Materials segment.

In addition to the safe distribution of specialty gases and chemicals by our employees and equipment located at customer facilities, we monitor the purity of the materials from the source container through the point of use as well as build and maintain monitoring and control systems that facilitate real-time metrics management of critical customer process conditions.

The business provides turnkey installation during facility construction and startup as well as onsite operating services. We supply trained and dedicated technical experts to manage all aspects of the customer’s gas and chemical distribution and handling needs through our MEGASYS branded services group. The scope of services offered includes inventory management, material handling, gas and chemical container change-out, equipment operation, maintenance, repair, engineering and safety management.

DS&S Product Categories

Our DS&S segment consists of the following product categories:

Equipment (Gas and chemical delivery systems): We develop, design, manufacture and sell bulk gas, specialty gas and specialty chemical cabinets and systems that are critical to managing the delivery of key materials into the semiconductor manufacturing process. Our systems help our customers improve their productivity, manage the application and use of our products and other materials, and enable our customers to handle materials in a safe manner. We also provide flow and temperature control systems and analytical systems to capture key data for our customers.

Installation (Turnkey and installation): We offer resources to assist a new semiconductor fab in the design, installation, startup, and commissioning of the gases and specialty materials delivery systems and quality assurance. Our scope includes project management for installation and startup of the gas and chemical delivery systems, and inventory management. In addition, we sell spare parts, equipment upgrades, equipment maintenance and provide training.

On-Site Services (MEGASYS): We offer on-site services to assist our customers in managing their inventory of gases and chemicals, including ordering, product changes and monitoring, quality assurance, operating our delivery systems, and managing the bulk gas and specialty gas operations. In this part of our business, our employees are physically located at our customers’ fabs and are critical to the efficient operation of such facilities. MEGASYS employs more than 450 employees servicing more than 30 customer locations and has approximately 70 engineers to assist our customers with their delivery system and service needs.

DS&S sales were $213.4 million, $265.9 million, and $302.5 million for fiscal years 2016, 2015 and 2014 respectively. DS&S operating income was $50.8 million, $49.1 million, and $57.6 million for fiscal years 2016, 2015 and 2014 respectively. DS&S adjusted EBITDA was $52.9 million, $57.4 million, and $63.9 million for fiscal years 2016, 2015 and 2014 respectively. Our products are sold on a global basis, with revenue by product category and destination region as follows:
The DS&S segment has approximately 650 employees and operates three production facilities with two in the U.S. and one in Asia.

Corporate Segment

In addition to our operating segments, our Corporate segment includes certain administrative costs associated with operating a public company, non-core operating activities, foreign exchange gains and losses, and other income and expense that cannot be directly associated with our operating segments. Assets in the Corporate segment include cash and deferred tax assets.

Additional financial and other information relating to our segments is further described in Note 18, “Segment and Geographic Information”, of our Annual Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Products and End Uses

Segment	Key Products		Applications		End Uses
Materials	•	CMP Slurries	•	PLA via polishing	•	Semiconductors
	•	Post-CMP Cleans	•	Cleaning after polishing	•	Semiconductors
	•	Organosilanes	•	Thin film deposition	•	Semiconductors
	•	Organometallics	•	Thin film deposition	•	Semiconductors
	•	Formulated Cleans	•	Post-etch cleaning	•	Semiconductors
	•	High-Purity Gases for Deposition & Metallization	•	Thin film deposition	•	Semiconductors
	•	Chamber Cleaning & Etching Gases	•	Residue removal from deposition chambers and etching high aspect ratio features	•	Semiconductors and Displays
	•	Ion Implantation Gases	•	Doping thin films to alter electrical properties	•	Semiconductors and LED

Delivery Systems	•	Ultra High Purity Gases and Chemical Supply Systems	•	Safe storage and delivery of gases, liquids and solids	•	Semiconductors, Displays and LEDs
	•	Slurry Delivery Systems	•	Mixing and delivery of CMP slurries	•	Semiconductors

Competition. The semiconductor market is global in scope with nearly all major semiconductor manufacturers having operations in multiple countries. We serve our customers across three continents and participate in the specialty gases and materials space spanning six of the seven critical processes steps required for semiconductor manufacturing.

The competitive landscape is varied, from multinational chemical companies to small regional, narrow-portfolio focused companies. Overall, competitive trends are supporting the need for localized, cost competitive supply chains, which is especially critical for larger volume customers.

Because of our breadth, we believe that there are no global competitors that compete with us across the full range of our product offerings. Many of our competitors are local companies that participate in only a few products or in specific geographies. While there are other broad-based materials suppliers, many are concentrated in specific product areas, such as CMP pads, photoresists or liquid crystals. Key competitors include Adeka, Air Liquide, Cabot Microelectronics, Dow Chemical, Entegris, FujiFilm, Hyosung, JSR Microelectronics, Merck EM, and SK Materials.

Customers

We primarily serve the semiconductor industry for both memory and logic. The semiconductor industry is characterized by large scale global players and, while we serve a variety of customers from smaller technology firms to OEMs to multinational semiconductor companies, the majority of our sales are concentrated to these large scale global players. In fiscal 2016, the top 20 customers accounted for 80% of our total sales with the top three, Intel, Samsung and Taiwan Semiconductor Manufacturing Company accounting for 47% of sales.

Sales, Marketing & Distribution

We sell our products and services globally through our direct sales force primarily directed to end use customers but also to OEMs. The direct sales force is organized based on geographic region and business units with coordinated teams for key industry players. As of September 30, 2016, total in-house sales forces consisted of approximately 100 personnel worldwide.

Raw Materials

We purchase raw materials and chemical intermediates from a large number of third parties. Major requirements for our key raw materials and energy are typically satisfied pursuant to contractual agreements ranging from purchase orders to long-term relationships with suppliers. We are generally not dependent on any one supplier for a significant portion of our raw material requirements, but due to the specialty nature of our products there are either a limited number of suppliers or a limited number of suppliers that are qualified to supply raw materials for use in our customers’ products. Where we have limited sources of supply, or a sole supplier, we generally have developed contingency plans to minimize the effect of interruption or reduction in supply, such as developing alternative or back-up suppliers, sourcing from suppliers with multiple facilities or utilizing alternative formulations.

Temporary shortages of raw materials may occasionally occur due to several factors such as supply-demand imbalances, supplier outages or regional market shifts. In recent years, these shortages have not resulted in long-term unavailability of raw materials. However, the continuing availability and price of raw materials are affected by other factors such as unscheduled plant interruptions occurring during periods of high demand, domestic and world market and political conditions, as well as the direct or indirect effect of governmental regulations. During periods of high demand, some raw materials may be subject to significant price fluctuations, and such fluctuations may have an adverse impact on the results of operations of our business. The impact of any future raw material shortages or price fluctuations on our business as a whole or in specific geographic regions or in specific business lines cannot be accurately predicted.

We have a broad raw material base with the cost of no single raw material representing more than 3% of our cost of goods sold in 2016. Raw material costs in total constituted 23% of our cost of goods sold in our Materials segment in 2016. The table below lists the key raw materials and the principal product category for which the materials were used.

Raw Material	Segment	Principal Product Category
Specialty Silanes	Materials	Advanced Materials
Tungsten Powder	Materials	Process Materials
Metallic Oxide Abrasives	Materials	Advanced Materials
Controllers	DS&S	Equipment
Hydrogen Chloride	Materials	Process Materials
Hydrogen Fluoride	Materials	Process Materials
Etchant Gases	Materials	Process Materials
Nitrous Oxide	Materials	Process Materials
Phosphine	Materials	Process Materials
Ammonia	Materials	Process Materials

Specialty silanes are sourced from multiple sources under multi-year contracts. We source several types of silanes depending upon the application and prices are generally fixed for the term of the contract.

Tungsten powder is supplied from multiple sources under multi-year contracts. Prices are generally subject to periodic adjustments based upon pricing for a derivative of tungsten ore. A majority of tungsten resources are located in China, and supply and pricing is subject to fluctuation. There have been significant fluctuations in pricing in recent years.

Metallic oxide abrasives are sourced under multi-year contracts. We source different types of abrasives each from a single source. Pricing is generally subject to market conditions.

Controllers are critical to the operation of our delivery systems units. We source different types of controller units from a single source under a multi-year contract. These control units are built by the supplier to our design specifications. We believe there are other sources of supply for these controllers.

Hydrogen chloride is sourced in the U.S. through a production joint venture and in Asia through a sole supplier. Our sole supply in the U.S. is a by-product of another chemical production process and sold through our joint venture. Our hydrogen chloride in Asia is produced as a by-product of another chemical process of a major chemical company. Both supply arrangements are under multi-year contracts.

Hydrogen fluoride is sourced in two countries from multiple suppliers under multi-year contracts. Prices under these contracts vary from fixed to market-based pricing.

Etchant gases are sourced from multiple suppliers under multi-year contracts. We have previously experienced some supply tightness for certain etchant gases and prices are generally subject to annual adjustment.

We source different grades of nitrous oxide in multiple countries from multiple sources under multi-year contracts. However, a customer may choose to qualify only one of those sources for its use. We experienced a nitrous oxide supply disruption resulting from reduced production by a key supplier in 2016. Our pricing is generally fixed for the term of such arrangements.

Phosphine is sourced from a single source under a multi-year contract. Our pricing is subject to periodic adjustment.

Ammonia is sourced from multiple sources under multi-year contracts. We believe there are a number of available sources. Pricing is generally tied to market conditions.

Key materials in our Delivery Systems & Services operating segment include valves, fittings and other components necessary to design and build our delivery systems and devices. We also purchase returnable containers that are a critical part of the quality and safe transportation, handling and use of our materials. We believe most of these materials are readily available from numerous sources.

Working Capital

Versum maintains inventory where required to facilitate the supply of products to customers on a specified delivery schedule. In some cases, higher inventory levels of certain products are maintained to manage specific supply chain risks and to meet customer requirements for responsiveness. For example, for some of the products, a higher level of inventory is maintained to mitigate the risk associated with a single manufacturing plant or single source of a critical raw material. A majority of our product inventory is maintained at warehouses in close proximity to our customers’ manufacturing locations to provide the responsiveness expected by our semiconductor customers.

Seasonality

Versum’s businesses are typically slightly stronger in fiscal third and fourth quarters due to the industry ramp up in advance of the holiday season. However, semiconductor industry technology ramps and materials market supply and demand dynamics can alter these seasonal trends. A portion of our DS&S segment is susceptible to the cyclical nature of capital investment in the semiconductor industry.

Employees

As of September 30, 2016, Versum and its subsidiaries had approximately 1,900 employees. Of our employees, approximately 175 are subject to collective bargaining agreements or other similar arrangements.

We observe local customs, legislation and practice in labor relations. Management believes that its relations with employees and their representatives are good. We have not suffered any material work stoppages or strikes in our worldwide operations in the last five years.

Environmental and Regulatory Matters

Versum is subject to various environmental laws and regulations in the countries in which it has operations. Compliance with these laws and regulations results in capital expenditures and costs. Our expense related to compliance with environmental laws and regulations totaled $9.5 million, $11.0 million, and $9.5 million in 2016, 2015, and 2014, respectively. These amounts represent an estimate of expenses for compliance with environmental laws and activities undertaken to meet internal company standards.

Some of our operations are within jurisdictions that have or are developing regulations governing emissions of greenhouse gases (“GHG”). The U.S. Environmental Protection Agency is regulating GHG emissions for new construction and major modifications to existing facilities. Increased public awareness and concern may result in more international, U.S. federal, and regional requirements to reduce or mitigate the effects of GHG. Although uncertain, these developments could increase our costs related to consumption of electric power and the production of certain products, such as fluorinated gases. We believe we may be able to mitigate some of the potential costs through our contractual terms; however, we are unable to predict the impact of any potential changes in regulation or future regulation of GHG. Any legislation that limits or taxes GHG emissions from our facilities could impact our results of operations by increasing our operating costs or reducing demand for certain of our products.

The Company is also subject to the Homeland Security Agency’s regulations, which address chemical plant safety and vulnerability. Similarly, the Frank R. Lautenberg Chemical Safety for the 21st Century Act, which was signed by President Obama on June 22, 2016, reforms the Toxic Control Substances Act (“TSCA”) by requiring the United States Environmental Protection Agency (“EPA”) to prioritize and evaluate the environmental and health risks of existing chemicals and providing EPA with greater authority to regulate chemicals posing unreasonable risks. The law also requires that EPA make an affirmative finding that a new chemical will not pose an unreasonable risk before such chemical can go into production. These reforms update TSCA so that it operates in a similar fashion to the Registration, Evaluation, and Authorization of Chemicals (“REACH”) legislation in Europe. Regulations similar to REACH have been enacted in South Korea and Taiwan. Based upon currently available information, the Company does not believe that these regulations will have a material impact on its financial condition, results of operations or cash flows.

Research & Development

Versum is committed to further investing in its businesses through research and development. The objective of our research and development effort is to develop innovative chemistries and technologies with applications relevant within targeted key markets. Our technology spending comprised mainly of research and development costs were approximately 5% of our total sales in fiscal 2016. We staff our research and development resources based on the needs and requirements of each business line to develop innovative products. Research and development costs are charged to expense, as incurred. Such costs were $43.9 million, $40.7 million and $38.4 million for the years ended September 30, 2016, 2015 and 2014, respectively.

Research and development efforts are generally focused on both product and process development, which is the stage at which products move from development to manufacturing, and new product development.

Each of our segments manages its own research and development effort and has separate research and development facilities dedicated to its specific area. However, where technologically feasible, advances and findings are shared between business lines to foster greater cross-fertilization of ideas and applications. In certain cases, we conduct research and development efforts with third parties, including universities, customers and other entities. We endeavor to obtain ownership of or license to intellectual property developed with a third party on terms favorable to us.

Versum owns approximately 300 United States patents and 1,000 foreign patents, 600 pending patent applications globally and is a licensee under certain patents owned by others. While the patents and licenses are considered important, the company does not consider its business as a whole to be materially dependent upon any particular patent, patent license, or group of patents or licenses.

Where You Can Find More Information

Our Internet address is www.versummaterials.com. On this website, under the “Investors” section, we post the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”): our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; any amendments to those reports or statements, and Form SD. All such filings are available on our website free of charge. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on our website, and any other website, as referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

Item 1A. Risk Factors

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock. The risk factors generally have been separated into three groups: risks related to our business, risks related to the Separation and risks related to our common stock.

Any of the following risks could materially and adversely affect our financial condition, results of operations or cash flows. Our operations could be affected by various risks, many of which are beyond our control. Based on current information, we believe that the following list identifies the most significant risk factors that could affect our financial condition, results of operations or cash flows. There may be additional risks and uncertainties that adversely affect our financial condition, results of operations or cash flows in the future that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Cautionary Statement Concerning Forward-Looking Statements.”

Risks Related to Our Business

Overall Economic and Supply/Demand Conditions - Economic conditions or product supply versus demand imbalance in the semiconductor industry or in certain geographic markets in which we do business may decrease the demand for our goods and services and adversely impact our financial condition, results of operations and cash flows.

Demand for our products and services depends in part on global and regional economic conditions affecting the countries in which we do business and the semiconductor industry. Our revenue is primarily dependent on semiconductor demand. Semiconductor demand, in turn, is impacted by changes in consumer demand, since in recent years the industry has seen a significant shift in demand from semiconductor devices for personal computers, which now are largely enterprise-related, to those for mobile internet devices, which are more consumer-oriented. Historically, semiconductor demand has fluctuated significantly due to economic and industry cycles and seasonal shifts in demand, which can dramatically affect our business, causing demand for our products to fluctuate. Furthermore, competitive dynamics within the semiconductor industry may impact our business. If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition. In the past few years, uncertain or adverse economic conditions in certain geographies and changing supply and demand balances in areas served by us have impacted and may in the future impact demand for our products and services, in turn negatively impacting our results of operations. Any changes in demand in the semiconductor industry may negatively impact our cash flow, our ability to service our debt and our results of operations.

Unfavorable global or regional economic conditions could have other negative impacts to our business or our results of operations, including depressing demand in a given region or industry, affecting our margins, constraining our operating flexibility and impacting our customers. Any excess capacity in our or our competitors’ manufacturing facilities resulting from unfavorable economic conditions could decrease our ability to maintain pricing and margins and generate profits. Adverse global economic and industry conditions could have other negative effects on our company. For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, or our production process could be harmed if our suppliers cannot fulfill their obligations to us. In such circumstances, we may also have to reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

Some additional factors that affect demand for our products include: the types of electronic devices that are in demand; products that our customers may produce, such as logic IC devices versus memory devices; the various technology nodes at which those products are manufactured and whether our products are part of the production process; customers’ specific manufacturing process integration schemes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share gains and losses; and pricing changes by us and our competitors.

Concentrated Customer Base - We are exposed to risks associated with a concentrated customer base.

Our customer base historically has been, and is becoming even more, concentrated as a result of economic and industry conditions. In fiscal 2016, three customers accounted for approximately 47% percent of Versum’s global sales. In 2016, our top twenty customers accounted for approximately 80% of our global sales. Certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration arrangements with other manufacturers. Customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Certain semiconductor and display customers are making an increasingly greater percentage of their respective industry’s capital equipment investments.

In this environment, contracts or orders from a relatively limited number of semiconductor and display manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our business, which may result in added complexities in managing customer relationships and transactions. The mix and sales to any single customer may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they substantially reduce, delay or cancel orders, or if our products are not specified for our customers’ products or production processes we may not be able to replace the business. Because our products are configured to customer specifications, the changing, rescheduling or canceling of orders may result in significant, non-recoverable costs. Changes in customer qualification requirements could result in significant delays in the sale of our products. Major customers may also seek and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to Versum. These factors could have a material adverse effect on our financial condition, results of operations and cash flows.

Consolidation between customers, changes in technologies or solutions used by customers, changes in products manufactured by customers or in end-user demand for those products, selection of suppliers other than us, customer bankruptcies or customer departures from the industry may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single major customer. The cancellation, reduction or deferral of purchases of our products by even a single customer could significantly reduce our revenues in any particular quarter. If we were to lose any of our significant customers, if our products are not specified for these customers’ products or production processes, or if we suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition and results of operations could be materially and adversely affected. Furthermore, due to continued industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our more substantial customers in the future.

Our DS&S operating segment is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors, computers, wireless communications and other electronic products. The capital equipment market for microelectronics, semiconductor, and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant volatility in investment cycles in the market for microelectronics, and semiconductors used in electronic devices or in demand for consumer electronics may reduce demand for our products and may materially and adversely affect the DS&S operating segment. The degree of the impact of any downturn depends on a number of factors, including: the strength of the global economies, particularly those of Asia and the United States; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, and consumer electronics industries.

Product Innovation - If we are not able to continue our technological innovation and successful commercial introduction of new products, our financial condition, results of operations and cash flow could be adversely affected.

The electronics and semiconductor industries into which we sell our products experience periodic technological change and product improvement. Our customers continually introduce new generations of products or require new technological capacity to further develop their products. Our customers rely on us to develop new materials to support their new product development. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end-use markets and upon our ability to fund and successfully develop, manufacture and market products in such changing end-use markets. We will have to continue to identify, develop and market innovative products on a timely basis to replace or enhance existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and technology, either alone or with third parties, or licensing intellectual property rights from third parties on a commercially competitive basis. Our new products may not be accepted by our customers. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, our financial condition, results of operations and cash flows could be adversely affected.

Intellectual Property Rights - If our intellectual property is compromised or copied by competitors, if our competitors were to develop similar or superior intellectual property or technology, or, if our intellectual property or technology violate third-party rights, our financial condition, results of operations and cash flow could be negatively affected.

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, and trade names, are important to our business. Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights. We endeavor to protect our material intellectual property rights in both the jurisdictions in which our products are produced and used, and also in the jurisdictions into which our products are imported and used. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. For example, although patents were granted in several countries related to a key technology, the relevant patent was invalidated in South Korea in 2015. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on local judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised. An inability to protect, defend or enforce our intellectual property could have an adverse effect on our financial condition, results of operations and cash flows.

Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon or otherwise violate third party intellectual property rights. If we were to discover that our products infringe or otherwise violate the valid intellectual property rights of others, we might need to obtain licenses or substantially re-engineer our products to avoid infringement. We may not be able to obtain licenses on acceptable terms, or at all, or be able to re-engineer our products successfully.

We also rely materially upon unpatented proprietary technology, know-how and other trade secrets to maintain our competitive position. While we enter into confidentiality agreements with our employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable or, even if legally enforceable, we may not have adequate remedies for breaches of such agreements. We also may not be able to readily detect breaches of such agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology, know-how or trade secrets could negatively impact our financial condition, results of operations and cash flows.

If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of our resources and our management’s attention, and we may not prevail in any such suits or proceedings. Any failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our financial condition, results of operations and cash flows.

Substantial Leverage - Our available cash and access to additional capital may be limited by substantial leverage and debt service obligations.

We are highly leveraged and have significant debt service obligations. This level of indebtedness could have important negative consequences, including:

•
We will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities.

•	We may have difficulty obtaining financing in the future for working capital, capital expenditures, research and development, acquisitions or other purposes.

•	Our debt level increases our vulnerability to general economic downturns and adverse industry conditions.

•	Our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general.

•	If our foreign cash is needed to pay interest or principal on our U.S. debt, we may be required to accrue and pay material amounts of tax on repatriation of that cash.

•
A portion of our debt has a variable interest rate, and if interest rates increase, our interest expense could increase significantly, affecting earnings and reducing cash flow available for working capital, expenditures, acquisitions, and other purposes.

•	Our substantial amount of debt and the amount we need to pay to service our debt obligations could place us at a competitive disadvantage compared to any competitors that have less debt.

•
Our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, may require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could cause our lenders to terminate commitments under our debt agreements, declare all amounts, including accrued interest, due and payable, and enforce their rights in respect of collateral.

•
We may enter into interest rate swap agreements from time to time to manage some of our exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates.

Additional Capital Needs - We may need additional capital in the future and may not be able to obtain it on favorable terms.

We may require additional capital in the future to finance our growth and development, implement further marketing and sales activities, fund ongoing research and development activities, fund mergers or acquisitions and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and research and development projects, and the status and timing of these developments, as well as general availability of capital from debt and equity markets.

However, debt or equity financing may not be available to us on terms we find acceptable, if at all. If we incur additional debt or raise equity through the issuance of our preferred stock, the terms of the debt or our preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. If we raise funds through the issuance of additional equity, your ownership in us would be diluted. Also, regardless of the terms of our debt or equity financing, our agreements and obligations under the Tax Matters Agreement with Air Products entered into in connection with the Separation may limit our ability to issue stock. If we are unable to raise additional capital when needed, it may impact our financial condition, results of operations and cash flows.

Additionally, our failure to maintain expected credit ratings on our debt securities could negatively affect our ability to access capital and could increase our interest expense on certain existing and future indebtedness. We expect the credit rating agencies to periodically review our capital structure and the quality and stability of our earnings. Deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of the credit ratings on our debt securities. Any negative ratings actions could constrain the capital available to us and could limit our access to funding for our operations and increase the cost of such capital. If, as a result, our ability to access capital when needed becomes constrained, our interest costs could increase, which may impact our financial condition, results of operations and cash flows.

Restrictions Under Debt Agreements - The agreements governing our indebtedness may restrict our current and future operations, and hamper our ability to respond to changes or to take certain actions.

The agreements governing our indebtedness (including our senior credit facilities and senior notes) contain, and the agreements governing future indebtedness and future debt securities may contain, restrictive covenants, such as financial maintenance covenants and other covenants restricting our ability to sell assets; pay dividends and make other distributions; redeem or repurchase our capital stock; incur additional debt and issue capital stock; create liens; consolidate, merge or sell substantially all of our assets; enter into certain transactions with our affiliates; make loans, investments or advances; repay subordinated indebtedness; undergo a change in control; and enter into sale and leaseback transactions, that may limit our operations, including our ability to engage in certain activities that may be in our long-term best interests. These restrictive covenants may limit us and our restricted subsidiaries from taking certain corporate actions, or may give rights to the holders of our indebtedness under the agreements governing our indebtedness if we or our restricted subsidiaries take such actions.

Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of some or all of our indebtedness, which could lead to bankruptcy, reorganization or insolvency.

Operational, Political, and Legal Risks of International Operations - Our international operations may be adversely impacted by political or economic instability, nationalization or expropriation of property, or undeveloped property rights and legal systems.

The majority of our revenue is derived from international operations. For the period ended September 30, 2016, 72% of our revenue was generated by sales to customers outside of the United States, including in South Korea, Taiwan, China and the European Union. Our operations in certain foreign jurisdictions, including manufacturing, research and development, sales and customer support, may be affected directly and indirectly by global and local regulation, and economic and political conditions and may be subject to disruption due to:

•	the U.K. vote in favor of leaving the European Union may cause instability in European economies and may negatively impact the outlook for the global economy;

•	local political, economic and social instability, including hyperinflationary conditions;

•	unanticipated government actions, such as trade wars, nationalization of private enterprises and expropriation risk;

•	new and different legal and regulatory requirements in some jurisdictions;

•	potential difficulties in protecting intellectual property;

•	controls on the investment, repatriation and exchange rates of capital;

•
potentially adverse tax consequences, including the imposition of or increase in taxes on repatriation or other payments, or challenges to the taxation of the Separation from Air Products in connection with the spin-off in such countries; and

•	cancellation of contractual relationships within these jurisdictions without full compensation for loss.

In addition, economic and political conditions within foreign jurisdictions, social unrest, or strained relations between countries can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. Our developing market operations may be subject to greater risks than those faced by our operations in mature economies, including geopolitical, legal, economic and talent risks. The occurrence of any of these risks could have a material adverse impact on our financial condition, results of operations and cash flows.

Nature of Chemical Manufacturing Business - Hazards associated with specialty chemical manufacturing could disrupt our operations or the operations of our suppliers or customers, having a negative impact on our financial condition, results of operations, and cash flows.

Due to the nature of our business and those of some of our key suppliers, we are exposed to the hazards associated with specialty chemical manufacturing and the related storage and transportation of raw materials, products and waste in our manufacturing facilities or distribution centers and those of our suppliers, such as fires, explosions and accidents. Our operations could be impacted by catastrophic events outside our control, including natural disasters and severe weather conditions such as hurricanes, floods, earthquakes, and storms, epidemics, or acts of war and terrorism. Any such event could cause a material business disruption that could affect our ability to produce and distribute our products and have an adverse effect on the productivity and profitability of our Company.

Our operations by their nature involve the use and manufacture of hazardous materials. Other hazards include piping and storage tank leaks and ruptures, mechanical failure, employee or third-party exposure to hazardous substances, lack of process safety, chemical spills and other discharges or releases of toxic or hazardous substances or gases. These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions and lawsuits by injured persons. Such events could impact our suppliers or customers, in which case raw materials may be unavailable to us, or our customers may be unable to purchase or accept our products and services. Any such occurrence could have a negative impact on our financial condition, results of operations and cash flows.

Regulation of Raw Materials, Products and Facilities - Our financial condition, results of operations and cash flow could be adversely affected by regulation to which our raw materials, products and facilities are subject.

Some of the raw materials we handle, and our products and facilities, are subject to government regulation. These regulations affect the manufacturing processes, handling, storage, transportation, uses and applications of our products. In addition, some of our products contain raw materials, such as hydrogen chloride, that are deemed hazardous materials. The use and handling of these materials is regulated and some of these regulations require product registrations, which also are subject to renewal and potential revocation. These regulations and changes to the current regulatory framework under which we operate may affect our ability to market certain materials we produce. In addition, some of these products, such as certain process gases and hydrides, are subject to significant restrictions on storage and transportation via certain types of carriers.

There is also a risk that key raw materials or one or more of our products may be found to have, or be recharacterized as having, a toxicological or health-related impact on the environment or on our customers or employees. If such a finding or recharacterization occurs, the relevant raw materials or products, including products of customers incorporating our products, may be recalled or banned or we may incur increased costs in order to comply with new regulatory requirements. Changes in regulations, or their interpretation, may also affect the marketability of certain of our products. We cannot predict how these and other findings from regulatory agencies may affect our financial condition, results of operations and cash flows.

Raw Material Cost and Availability - Interruption in ordinary sources of supply or an inability to recover increases in raw material costs from customers could adversely impact our financial condition, results of operations and cash flows.

We use a wide variety of raw materials, including tungsten powder, hydrogen fluoride, specialty silanes, ammonia, and nitrous oxide. Shortages or price escalation in these materials could negatively impact our financial results. For example, in 2016 we experienced a nitrous oxide supply disruption resulting from reduced production by a key supplier. We may not be able to find alternative sources of supply in sufficient quantities to meet the needs of our customers, and may not be able to raise prices to recover any increases in raw material costs due to competitive pressures. Increases in raw material costs that cannot be passed on to customers for competitive or other reasons could negatively impact our financial condition, results of operations and cash flows. Even where costs are successfully passed through, price increases may result in lower sales volume.

Suppliers - If any of our sole source or limited source suppliers, or suppliers that were required to satisfy our customers’ rigorous qualification requirements, were unable to deliver to us in a timely manner or at all, our financial condition, results of operations and cash flows could be adversely affected.

Our operations depend on obtaining sufficient supplies of raw materials and components used in our manufacturing processes. In certain cases, qualification requirements in customers’ manufacturing processes limit us to certain qualified suppliers. In the event that it becomes necessary for us to find another supplier, we would first be required to ensure such new supplier could be qualified through our customers’ rigorous qualification processes for suppliers. Additionally, certain of our businesses rely on limited source suppliers to provide raw materials, such as hydrogen chloride and nitrous oxide, which are critical materials for certain of our customers. Although we have business continuity plans in place, our customers may be unwilling to qualify a new supplier, such suppliers may experience financial difficulties, be unable to deliver products to us in a timely manner, have insufficient capacity to meet our requirements, or suffer business disruption resulting from damage to or destruction of their facilities due to accidents, natural disasters or other events, and we might not be able to secure an alternative source of supply in a timely manner or at all. These events could have a material adverse impact on our financial condition, results of operations and cash flows.

Environmental, Health and Safety Compliance - Costs and expenses resulting from compliance with environmental, health and safety regulations may negatively impact our financial condition, results of operations and cash flows.

We are subject to extensive federal, state, local, and foreign environmental and health and safety laws and regulations concerning, among other things, emissions in the air; discharges to land and water; transportation safety; safety of employees and end product consumers; and the generation, handling, treatment, and disposal of hazardous waste and other materials. Compliance with laws and regulations and any failure to comply with such laws and regulations may involve significant costs or require changes in business practice that could materially impact our financial condition, results of operations and cash flows. In addition, our production facilities require numerous operating permits that are subject to renewal requirements. Due to the nature of these requirements and changes in our operations, our operations may exceed limits under permits or we may not have proper permits. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws or permit requirements.

The nature of our operations also exposes us to risk of liability for contamination, personal injury or third party impacts if hazardous materials are released into the environment, which could result in substantial losses, reputational harm, increase in our insurance cost or otherwise adversely impact our results of operations or our common stock.

Environmental and health and safety laws are subject to change and have tended to become more strict over time. Such changes in environmental or health and safety laws or their interpretation, or the enactment of new laws, could result in materially increased capital expenditures and compliance costs. For example, U.S. and international commitments to reduce world-wide emissions of greenhouse gases, including carbon dioxide, could result in legal requirements that materially and adversely impact our financial condition, results of operations and cash flow. Similarly, the Frank R. Lautenberg Chemical Safety for the 21st Century Act, which was signed by President Obama on June 22, 2016, reforms the TSCA by requiring EPA to prioritize and evaluate the environmental and health risks of existing chemicals and providing EPA with greater authority to regulate chemicals posing unreasonable risks. The law also requires that EPA make an affirmative finding that a new chemical will not pose an unreasonable risk before such chemical can go into production. These reforms update TSCA so that it operates in a similar fashion to the REACH legislation in Europe. Regulations similar to REACH have been enacted in South Korea and Taiwan. Any such changes could increase our cost of doing business and have a negative impact on our financial condition, results of operations and cash flows.

Regulatory Compliance - We are subject to extensive government regulation in jurisdictions around the globe. Any changes in regulations addressing, among other things, environmental compliance, import/export restrictions, and taxes, may negatively impact our financial condition, results of operations and cash flows.

We are subject to extensive government regulation in the United States and in the foreign jurisdictions in which we conduct our business. Compliance with laws and regulations, including as a result of changes in those laws and regulations from time to time, may involve significant costs or require changes in business practice that could materially impact our financial condition, results of operations and cash flow. For example, our subsidiaries are subject to rules and regulations related to anti-bribery prohibitions of the U.S. and other countries, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act and the China Anti-Unfair Competition Law. Moreover, export control and economic embargo regulations limit the ability to market, sell, distribute or otherwise transfer products or technology to prohibited countries or persons. In addition, we are subject to extensive import, export, storage and transportation regulations due to the hazardous classification of our products. Failure to comply with these regulations, many of which are aggressively enforced, could subject us to fines, enforcement actions and have an adverse effect on our reputation and the value of our common stock. Likewise, any public investigation or inquiry into alleged violations of these regulations could have an adverse effect on our reputation and the value of our common stock.

Information Security - The security of our information technology systems could be compromised, which could adversely affect our financial condition, results of operations and cash flows.

We depend on information technology to enable us to operate efficiently and interface with customers as well as to maintain financial accuracy and efficiency. Our information technology capabilities are currently delivered through a combination of Air Products and other internal and outsourced service providers. If we, together with our service providers, do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to our confidential business information through a security breach. As with all large systems, our information systems could be penetrated by outside parties intent on extracting information, corrupting information, or disrupting business processes. Air Products’ systems have in the past been and our systems likely will in the future be subject to sophisticated cyber security threats. Unauthorized access could disrupt our business operations, result in the loss of assets, intellectual property, employee or customer data, and have a material adverse effect on our financial condition, results of operations and cash flows.

Our business involves the use, storage, and transmission of information about our employees, vendors, and customers. The protection of such information, as well as our information, is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We also, from time to time, export sensitive customer data and technical information to recipients outside the United States. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery, or other forms of deception, could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business.

Foreign Currency Impacts - Our reported results could be adversely affected by currency exchange rates and currency devaluation could impair our competitiveness.

Due to our international operations, we transact in many foreign currencies, including but not limited to the South Korean Won, New Taiwan Dollar, Japanese Yen, Chinese Renminbi and the Euro. As a result, we are subject to the effects of changes in foreign currency exchange rates. During times of a strengthening U.S. dollar, our reported net revenues and operating income will be reduced because the local currency will be translated into fewer U.S. dollars. During periods of economic crisis, local currencies may be devalued significantly against the U.S. dollar, potentially reducing our margin. For example, unfavorable movement in Asian currencies negatively impacted our results of operations in fiscal year 2016 and 2015, and further strengthening of the U.S. dollar could affect future periods.

We also incur currency transaction risk whenever we enter into a transaction using a currency other than the local currency of the transacting entity. We may not be able to effectively manage our currency translation and transaction risk, and, as a result, volatility of currency exchange rates may have a material adverse effect on our financial condition, results of operations and cash flow. We may enter into forward exchange contracts and other financial contracts in an attempt to mitigate the impact of transactional currency rate fluctuations. However, there can be no assurance that such actions will eliminate any adverse impact from variation in currency rates, and in some cases such actions may exacerbate the impact on our financial condition, results of operations and cash flows.

Competition - The markets in which we compete are highly competitive. Our inability to compete effectively could adversely impact our financial condition, results of operations and cash flows.

We face significant competition from major international producers as well as smaller regional competitors. Our most significant competitors include major chemicals and materials manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours. In addition, our products are facing increasing competition from market participants in Asia.

We face risk that certain events, such as new product development by our competitors, changing customer needs, production advances for competing products, price changes in raw materials and products, our failure to secure or protect patents or the expiration of patents, could result in declining demand for our products as our customers switch to substitute products or undertake manufacturing of such products on their own. If we are unable to develop, produce or market our products to effectively compete against our competitors, our financial condition, results of operations and cash flows may materially suffer.

We believe that our customers are increasingly looking for strong, long-term relationships with a few key suppliers that help them improve product performance, reduce costs, or support new product development. As a result, we may need to invest and spend more on research and development and marketing costs to strengthen existing customer relationships, as well as attract new customers. Our indebtedness could limit our flexibility to react to these industry trends and our ability to remain competitive.

Litigation and Regulatory Proceedings - Our financial condition, results of operations and cash flows may be affected by various legal and regulatory proceedings, including those involving customer claims, antitrust, tax, environmental, or other matters.

We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could be material. We face risks arising from various unasserted and asserted litigation matters, including, but not limited to, product liability, patent infringement, regulatory claims, and claims for third party property damage or personal injury stemming from alleged environmental or other torts. In addition, we may have obligations to indemnify Air Products under the terms of the Separation Agreement we entered into with Air Products on September 29, 2016 (the “Separation Agreement”) for certain product liability, environmental, personal injury, tax or other claims. Due to the nature of our products and services and how they are used by our customers, we may be subject to claims by our customers alleging our products or services, or our failure or inability to deliver products and services, impacted their production yield. While we seek to limit our liability in our commercial contractual arrangements, there are no guarantees that each contract will contain suitable limitations of liability or that limitations of liability will be enforceable at law or that we will be able to obtain insurance for any losses we incur. Also, the outcome of existing legal proceedings may differ from our expectations because the outcomes of litigation, including regulatory matters, are often difficult to predict reliably. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables, where applicable, or make such estimates for matters previously not susceptible to reasonable estimates, such as a judicial ruling or judgment, a settlement, regulatory developments, or changes in applicable law. While we believe our existing legal proceedings and claims will not, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations and cash flows, a future adverse ruling, settlement, claim or unfavorable development could result in charges that could have such a material adverse effect.

Risks Associated with Acquisitions - We may not be able to complete acquisitions, or successfully integrate acquisitions we may undertake in the future.

Our strategy includes acquiring other businesses. The process of combining or acquiring businesses involves risks. We may face difficulty integrating the new operations, technologies, products and services of future acquisitions or combinations, and may incur unanticipated expenses related to such transactions. The difficulties of combining operations may be magnified by integrating personnel with differing business backgrounds and corporate cultures. Failure to successfully manage and integrate acquisitions with our existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could affect our financial condition and results of operations. Even if integration occurs successfully, failure of any future acquisition or combination to achieve levels of anticipated sales growth, and profitability, productivity comparable with our existing operations, or expected synergies related to such transaction, or to otherwise perform as expected, may adversely impact our financial condition, results of operations and cash flow. In addition, certain acquisitions may trigger regulations designed to monitor competition and would therefore require regulatory approval. We cannot predict whether such authorities will approve or whether we would be able to complete any acquisitions we seek to accomplish in the future.

Relocation of our headquarters and key activities - Our operations may be disrupted by relocation of our headquarters and key activities.

In connection with the Separation from Air Products, we have announced our intention to relocate our headquarters and senior management team and key commercial functions and activities from Allentown, Pennsylvania to Tempe, Arizona and our research and development activities from Allentown, Pennsylvania to other key sites. The process of implementing the relocation and adjustment to a new location may distract management and other key employees, lead to increased turnover, and disrupt our administrative, research and development and commercial functions. If we are unable to stabilize the workforce and staff and ramp up the relocated functions promptly, or have to incur unexpected costs to do so, it could harm our operations and affect our results of operations.

Risks Related to the Separation

We may be unable to achieve some or all of the benefits that we expect to achieve as a result of our Separation from Air Products.

As an independent publicly traded company, we will focus our financial and operational resources on our specific business, growth profile and strategic priorities, design and implement corporate strategies and policies targeted to our operational focus and strategic priorities, guide our processes and infrastructure to focus on our core strengths, implement and maintain a capital structure designed to meet our specific needs and more effectively respond to industry dynamics. However, we may be unable to achieve some or all of these benefits. For example, we completed a series of strategic, structural and process realignment and restructuring actions within our operations. These actions may not provide the benefits we currently expect, and could lead to disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our business, weakening of our internal standards, controls or procedures and impairment of our key customer and supplier relationships. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our financial condition, results of operations and cash flows could be materially and adversely affected.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent public company.

We have begun and will continue to execute a number of significant business and organization changes to support our transition to a new standalone public company. We expect these changes, which include staffing adjustments, new hires and reassignment of responsibilities, adoption of new processes, systems and controls, and transitioning services provided by Air Products to internally provided services, to continue for the foreseeable future.

In the past we received a variety of services from Air Products, including information technology, accounting, tax, finance, legal, insurance, human resources, compliance and other administrative activities, the effective and appropriate performance of which is critical to our operations. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from Air Products. In particular, Air Products’ information technology networks and systems are complex, and duplicating these networks and systems will be challenging. Because our business previously operated as part of the wider Air Products organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or we may incur additional costs that could adversely affect our business.

Implementing and maintaining our independent internal controls requires significant attention from management and we cannot be certain that we will successfully implement and maintain adequate controls over our financial processes and reporting in the future. Difficulties encountered in their implementation could harm our results of operations or cause us to fail to meet our reporting obligations. If we fail to operate our internal controls efficiently and effectively, our financial condition, results of operations and cash flow may be materially and adversely affected.

Our historical financial results are not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

Our historical financial results may not reflect what our financial condition, results of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented or what our financial condition, results of operations and cash flows will be in the future when we are an independent company. This is primarily because:

•
Prior to our Separation, our business was operated by Air Products as part of its broader corporate organization, rather than as an independent, publicly traded company. In addition, prior to our Separation, Air Products, or one of its affiliates, performed significant corporate functions for us, including information technology, accounting, tax, finance, legal, insurance, human resources, compliance and other administrative activities. Our historical financial statements reflect allocations of corporate expenses from Air Products for these and similar functions, which are not necessarily representative of the costs we will incur for similar services as an independent company. We are responsible for the additional costs associated with being an independent, publicly traded company, including costs related to corporate governance and external reporting.

•
Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, historically have been satisfied as part of the company-wide cash management practices of Air Products. While our business historically has generated sufficient cash to finance our working capital and other cash requirements, we no longer have access to Air Products’ cash pool. We may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities or other arrangements.

•
Other significant changes may occur in our cost structure, management, financing, tax profile and business operations as a result of our operating as a company separate from Air Products. The historical combined financial data include deferred tax assets and associated valuation allowances for U.S. and certain foreign net operating losses and tax credit carryforwards that were utilized against Air Products income and are not available as future deductions or credits on our tax returns.

We incurred interest expense as part of our debt in connection with the Separation and Distribution, whereas our historical financial data only includes debt incurred by certain Versum subsidiaries and does not include an allocation of interest expense attributable to the portion of Air Products’ debt that has supported our operations.

As an independent publicly traded company, we may not enjoy the same benefits that we did as part of Air Products.

We may be more susceptible to market fluctuations and other adverse events now as an independent company than we were as a part of the Air Products organizational structure. As part of Air Products, we enjoyed certain benefits from Air Products’ operating diversity, purchasing power and opportunities to pursue integrated strategies with Air Products’ other businesses. As an independent, publicly traded company, we do not have similar diversity or integration opportunities and do not have similar purchasing power or access to capital markets. As part of Air Products, we were able to leverage the Air Products historical market reputation and performance and brand identity to recruit and retain key personnel to run our business. As an independent, publicly traded company, we do not have the same historical market reputation and performance or brand identity as Air Products and it may be more difficult for us to recruit or retain such key personnel.

We will incur significant costs operating as an independent, publicly traded company, which may adversely affect our financial condition, results of operations and cash flows.

We expect to incur certain ongoing costs associated with operating as an independent, publicly traded company and extra costs related to the creation of an IT function and reporting systems. We expect to spend $35-40 million of capital for relocating some of our infrastructure and setting up our new IT systems. The ongoing costs of the Separation may adversely impact our financial condition, results of operations and cash flows. For more information regarding the Separation and our anticipated costs to operate as an independent, publicly traded company, see Note 1, “Basis of Presentation”, of the Annual Combined Financial Statements.

Our customers, prospective customers, suppliers or other companies with whom we conduct business may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them.

Some of our customers, prospective customers, suppliers or other companies with whom we conduct business may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them, and may require us to provide additional credit support, such as letters of credit or other financial guarantees. Any failure of parties to be satisfied with our financial stability could have a material adverse effect on our financial condition, results of operations and cash flows.

In connection with our Separation we assumed certain liabilities. If we are required to make payments pursuant to our indemnification obligations to Air Products, we may need to divert cash to meet those obligations and our financial condition, results of operations and cash flows could be negatively impacted. In addition, Air Products may indemnify us for certain liabilities. Air Products’ indemnity may not be sufficient to insure us against the full amount of liabilities for which it will be allocated responsibility, and Air Products may not be able to satisfy its indemnification obligations in the future.

Pursuant to the Separation Agreement, the Employee Matters Agreement and the Tax Matters Agreement, each of which we entered into with Air Products on September 29, 2016, we agreed to assume, and indemnify Air Products for, certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments. Payments pursuant to these indemnities may be significant and could negatively impact our financial condition, results of operations and cash flows, particularly indemnities relating to our actions that could impact the tax-free nature of the Distribution and certain related transactions. Third parties could also seek to hold us responsible for liabilities of Air Products’ business. Air Products agreed to indemnify us for such liabilities, but such indemnity from Air Products may not be sufficient to protect us against the full amount of such liabilities, and Air Products may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Air Products any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our financial condition, results of operations and cash flows.

If the Distribution of Versum common stock from Air Products or certain related transactions were to fail to qualify as tax-free to Air Products stockholders, then Versum could be subject to significant tax liability or tax indemnity obligations.

Air Products received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden”), tax counsel to Air Products, on the basis of certain facts, representations, covenants and assumptions set forth in such opinion, substantially to the effect that, for U.S. federal income tax purposes, the Distribution of Versum common stock from Air Products and certain related transactions should qualify as a transaction that generally is tax-free to Air Products and Air Products’ stockholders, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code.

Notwithstanding the tax opinion, the IRS could determine on audit that the Distribution should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations or covenants set forth in the tax opinion are not correct or have been violated, or that the Distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Distribution, or if the IRS were to disagree with the conclusions of the tax opinion. If the Distribution were determined to be taxable for U.S. federal income tax purposes, Air Products and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

Under the Tax Matters Agreement, Versum is generally required to indemnify Air Products against taxes incurred by Air Products that arise as a result of Versum taking or failing to take, as the case may be, certain actions that may result in the Distribution of Versum common stock from Air Products or certain related transactions failing to qualify as tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, Versum may also be required to indemnify Air Products for other tax liabilities, which could materially adversely affect Versum’s financial condition, results of operations and cash flows.

We may not be able to engage in certain corporate transactions for two years following the Distribution.

To preserve the tax-free treatment for U.S. federal income tax purposes to Air Products and its stockholders of the Distribution and certain related transactions, under the Tax Matters Agreement, Versum is restricted from taking any action that prevents the Distribution and certain related transactions from qualifying as tax-free for U.S. federal income tax purposes. Accordingly, under the Tax Matters Agreement, we are prohibited, except in certain circumstances, from repurchasing or taking certain other actions with respect to certain of our debt issued in connection with the Distribution, or, for the two-year period following the Distribution:

•	entering into any transaction resulting in the acquisition of 40 percent or more of our stock or substantially all of our assets, whether by merger or otherwise;

•	merging, consolidating or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing our capital stock;

•	ceasing to actively conduct our business; or

•	taking or failing to take any other action that would cause the Distribution or certain related transactions to fail to qualify as tax-free.

These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. Under the Tax Matters Agreement, we are required to indemnify Air Products against any tax liabilities resulting from the acquisition of our stock or assets, even if we do not participate in or otherwise facilitate the acquisition.

Certain of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in Air Products, and one of our directors may have actual or potential conflicts of interest because he also serves as an officer and on the board of directors of Air Products.

Certain of our directors and executive officers may own shares of Air Products’ common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, Seifi Ghasemi, who serves as Chairman, President and Chief Executive Officer of Air Products, also serves as a director of Versum and our non-executive Chairman. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Air Products and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Air Products and us regarding the terms of the agreements governing the internal reorganization, the Distribution and the relationship thereafter between the companies, including with respect to the indemnification of certain matters. We have agreed with Air Products that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.

For more information, see the sections captioned “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters - Director Independence” in the Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on September 12, 2016 (the “Information Statement”).

As a public company, we are required to publish more detailed information about our business, operations and financial performance which is available for our customers, competitors and other third parties.

Historically, information about our business and operations was presented as part of the broader Air Products corporate organization. As an independent, publicly traded company, we are required to publicly provide more detailed information about our business and operations, including financial information, as a stand-alone company. This information is accessible to our customers, suppliers and competitors, each of which may factor the new information into their commercial dealings with us. The use of such information by third parties could have an adverse effect on us and our results of operations, including our relative level of profitability.

The Separation and Distribution and related internal reorganization transactions may expose Versum to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

If Versum files for bankruptcy or is otherwise determined or deemed to be insolvent under federal bankruptcy laws, a court could deem the Separation and Distribution or certain internal reorganization transactions undertaken by Air Products in connection with the Separation to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A court could void the transactions or impose substantial liabilities upon Versum, which could adversely affect Versum’s financial condition and its results of operations. Among other things, the court could require Versum stockholders to return to Air Products some or all of the shares of Versum common stock issued in the Separation and Distribution, or require Versum to fund liabilities of other companies involved in the reorganization transactions for the benefit of creditors.

The Distribution of Versum common stock is also subject to review under state corporate distribution statutes. Under the Delaware General Corporation Law (the “DGCL”), a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. Although Air Products intended to make the Distribution of Versum common stock entirely out of surplus, Versum cannot assure you that a court will not later determine that some or all of the Distribution to Air Products stockholders was unlawful.

Risks Related to Our Common Stock and the Securities Market

Our stock price may fluctuate significantly.

The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates or our earnings guidance;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations and domestic and worldwide economic conditions; and

•	other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

We cannot guarantee the timing, amount, or payment of dividends on our common stock in the future.

The payment and amount of any future dividend will be subject to the sole discretion of our post-Distribution, independent board of directors and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements and other factors that our board of directors may deem relevant, and there can be no assurance that we will continue to pay a dividend in the future.

Your percentage of ownership in us may be diluted in the future.

Your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may be granting to our directors, officers and employees. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock. For more information, see “Description of Our Capital Stock” in the Information Statement.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Versum’s amended and restated certificate of incorporation and amended and restated by-laws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Versum’s board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our stockholders to act by written consent;

•	the inability of our stockholders to call special meetings;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our board of directors to issue preferred stock without stockholder approval; and

•	the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of our board of directors) on our board of directors.

In addition, we are subject to Section 203 of the DGCL. Section 203 provides that, subject to limited exceptions, persons that (without prior board approval) acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15 percent of the corporation’s outstanding voting stock.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions could have the effect of delaying, deferring or preventing a change in control or the removal of existing management, of deterring potential acquirers from making an offer to our stockholders and of limiting any opportunity to realize premiums over prevailing market prices for our common stock in connection therewith. This could be the case notwithstanding that a majority of our stockholders might benefit from such a change in control or offer.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters is located in Tempe, Arizona. We also maintain a global network of production facilities and technical centers in cost effective and strategic locations.

Production Facilities

Region	Segment	Location	Owned/Leased
Americas	Materials	Tempe, AZ	Lease
		Carlsbad, CA	Own
		Catoosa, OK	Lease
		Allentown, PA	Lease
		Dallas, TX	Own
		Tamaqua, PA	Own
	DS&S	Albuquerque, NM	Lease
		Allentown, PA	Own
Asia	Materials	Banwol, South Korea	Own
		Siheung, South Korea	Own
		Pyeongtaek, South Korea	Own
		Ulsan, South Korea	Own
		Nanke, Taiwan	Own
	DS&S	Ansan, South Korea	Own

Technical Centers

Americas	Materials	Tempe, AZ	Lease
		Carlsbad, CA	Own
		Tamaqua, PA	Own
		Allentown, PA	Lease
Asia	Materials	Hsinchu, Taiwan	Lease
		Banwol, South Korea	Lease

Item 3. Legal Proceedings

Refer to Note 17, “Commitments and Contingencies”, to our Annual Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrants Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “VSM.” The high and low market price per share of our common stock as reported by the NYSE for each full quarterly period of fiscal years 2016 and 2015 are not provided as the common stock of Versum Materials, Inc. did not begin “regular way” trading on the NYSE until October 3, 2016. On November 30, 2016, we had 6,352 stockholders of record of our common stock. This does not include the number of holders that hold shares of our common stock in “street name” through banks or broker-dealers. From October 3, 2016 through November 30, 2016, the highest market price paid for our common stock on the NYSE was $28.00 per share and the lowest market price for our common stock on the NYSE was $22.46 per share.

Since the Separation, we have not paid a dividend to holders of our common stock. All decisions regarding the payment of dividends to our stockholders will be made by our Board of Directors from time to time in accordance with applicable law and subject to the restrictions in our credit agreement and indenture governing our senior notes. See Note 11, “Debt”, to our Annual Combined Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities

None

Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data

The following table presents Versum’s selected historical condensed combined financial data. We derived the selected historical condensed combined financial data as of September 30, 2016 and 2015 and for each of the fiscal years in the four-year period ended September 30, 2016 from the Annual Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The selected historical condensed combined financial data as of September 30, 2014 and as of and for the years ended September 30, 2013 and 2012 are derived from the unaudited Annual Combined Financial Statements that are not included in this Annual Report on Form 10-K.

The selected historical condensed combined financial data include certain expenses of Air Products that were allocated to Versum for certain functions, including general corporate expenses related to finance, legal, information technology, insurance, compliance and human resources activities, employee benefits and incentives and stock-based compensation. These costs may not be representative of the future costs we will incur as an independent, publicly traded company. In addition, our historical financial information does not reflect changes that we expect to experience in the future as a result of our Separation from Air Products, including changes in Versum’s cost structure, personnel needs, tax structure, capital structure, financing and business operations. Versum’s Annual Combined Financial Statements also do not reflect the assignment of certain assets and liabilities between Air Products and Versum. Consequently, the financial information included here may not necessarily reflect what Versum’s financial position, results of operations, and cash flows would have been had it been an independent, publicly traded company during the periods presented. Accordingly, these historical results should not be relied upon as an indicator of Versum’s future performance.

For a better understanding of our business and results, this section should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Annual Combined Financial Statements and accompanying notes in Part II, Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

	As of and for the year ended September 30,
	2016	2015	2014	2013	2012
(In millions, except for per share data)
Operating Results (A)
Sales	$970.1	$1,009.3	$942.5	$852.8	$951.0
Operating income (loss)	278.9	222.0	161.2	(46.5)	(19.4)
Net income (loss) attributable to Versum	212.0	184.1	123.6	(80.6)	(20.1)
Non-GAAP Measure (B)
Adjusted EBITDA	326.9	301.5	223.7	145.1	131.0
Basic and Diluted Earnings Per Share (C)
Net income attributable to Versum	1.95	1.69	1.14	(0.74)	(0.18)
Basic and diluted shares	108.7	108.7	108.7	108.7	108.7
Year-End Financial Position
Total assets (D)	1,043.8	887.4	1,034.0	1,112.8	1,207.3
Total debt (E)	986.1	—	5.1	6.7	7.8
Other Financial Data
Business separation, restructuring and cost reduction actions	0.9	21.6	1.3	132.6	83.0
Research and development	43.9	40.7	38.4	34.6	31.4
Depreciation and amortization	46.9	56.9	59.5	56.9	63.0

(A)
Unless otherwise stated, selected financial data is presented on a GAAP basis. Our operating results were impacted by certain items which management does not believe to be indicative of ongoing business trends and are excluded from the non-GAAP measure.

For 2016, these items include: (i) a benefit of $0.7 million related to business reorganization and cost reduction actions, and (ii) a charge related to Separation costs of $1.6 million.

For 2015, these items include a charge to operating income of $21.6 million related to business reorganization and cost reduction actions.

For 2014, these items include a charge to operating income of $1.3 million related to business reorganization and cost reduction actions.

For 2013, these items include: (i) a charge to operating income of $74.1 million related to business restructuring and cost reduction actions and (ii) a loss of $58.5 million related to our exit from the photovoltaic market.

For 2012, these items include: (i) a charge to operating income of $3.2 million related to business restructuring and cost reduction actions, (ii) a gain of $85.9 million related to the gain on a previously held equity interest, and (iii) a loss of $165.7 million related to our exit from the photovoltaic market.

(B)
Refer to the reconciliation of net income to Adjusted EBITDA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of this Annual Report on Form 10-K.

(C)
Versum earnings per share for 2016, 2015 and 2014 were calculated using the shares that were distributed to Air Products stockholders immediately following the Separation. For periods prior to the Separation it is assumed that there are no dilutive equity instruments as there were no Versum equity awards outstanding prior to the Separation.

(D)
Reflects adoption of guidance on the presentation of deferred income taxes on a retrospective basis. Refer to Note 3 of our Annual Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(E)	Total debt includes long-term debt, current portion of long-term debt, and short-term borrowings as of the end of the period shown above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Separation and Distribution

On September 16, 2015, Air Products’ board of directors announced its intention to separate Air Products’ Materials Technologies business (which consisted of the Performance Materials and Electronic Materials businesses) into a newly formed company and to distribute the common stock of that company, Versum, to stockholders of Air Products on a pro-rata basis. On May 6, 2016, Air Products announced that it had reached a definitive agreement to sell a part of the Materials Technologies business, the Performance Materials business, to a third party. Air Products also announced its intention to proceed with the Separation and Distribution of the Electronic Materials business.

In furtherance of this plan, on September 9, 2016, Air Products’ board of directors approved the Distribution of all of the issued and outstanding shares of Versum’s common stock on the basis of one-half of a share of Versum common stock for each share of Air Products common stock issued and outstanding on September 21, 2016, the record date for the Distribution.

On October 1, 2016, the Distribution date, each Air Products stockholder received one-half of a share of Versum common stock for each share of Air Products common stock held at the close of business on the record date, as described above. Air Products’ stockholders received cash in lieu of any fractional shares. As a result of the Distribution, Versum became an independent, publicly traded company.

Description of the Company

Versum is a global business that provides innovative solutions for specific customer applications based on our expertise in specialty materials for the semiconductor industry. Versum is comprised of two operating segments, Materials and DS&S, under which we manage our operations and assess performance, and a Corporate segment. Strong customer relationships, collaborative development, technology leadership, unique product positioning and a strong global infrastructure with in-region flexible manufacturing capabilities are fundamental to our business.

Our business is a leading global producer of critical materials, including high purity process materials, cleaners and etchants, slurries, organosilanes and organometallics, and equipment which we sell to the semiconductor and display industries. Through our global network, our business positions its research, manufacturing and technical support close to its customer facilities, enabling supply chain optimization and rapid response times to product and service needs. Many of our products have undergone rigorous product performance and quality reviews by our customers to be qualified for use in their products or manufacturing processes. Once these qualification processes are completed and our products are designated by our customers for use in their processes or products, it is often time consuming and costly for our customers to change suppliers. Our products perform critical tasks in customers’ products or manufacturing processes, yet typically represent a very small portion of the cost of the end product. Over the last 20 plus years, we have developed strong relationships with the majority of the industry-leading IDMs, Foundries and OEMs through on-site service and technical personnel at these customers’ facilities.

In addition to our two operating segments, our Corporate segment includes certain administrative costs associated with operating a public company, foreign exchange gains and losses and other income and expense that cannot be directly associated with operating segments. Assets in the Corporate segment include cash and deferred tax assets.

Basis of Presentation

The Annual Combined Financial Statements of Versum have been derived from the consolidated financial statements and accounting records of Air Products as if we operated on a stand-alone basis during the periods presented and were prepared in accordance with GAAP.

The Combined Income Statements of Versum reflect allocations of general corporate expenses from Air Products including, but not limited to, information technology, general services, human resources, legal, accounting and other services.

These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed costs, revenue, operating income or headcount. We consider the expense allocation methodology and results to be reasonable and consistently applied for all periods presented. However, these allocations may not be indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future.

The Annual Combined Balance Sheets of Versum include Air Products’ assets and liabilities that are specifically identifiable or otherwise will be transferred to us, including subsidiaries and affiliates in which Air Products has a controlling financial interest. Also included within our Annual Combined Financial Statements are the results of certain businesses which have historically been managed by us, but were retained by Air Products after the Separation.

Our Markets

Our business is driven primarily by the demand for semiconductors for both logic and memory and to a lower extent, displays. Growth in mobile devices, cloud computing, connectivity and data monitoring and storage are driving increasing demand for semiconductors and displays into durable goods and other devices. This has resulted in increased correlation between semiconductor demand and global gross domestic product. In our Materials segment, demand for our products is correlated to the level of semiconductor production which in turn is correlated to general GDP. Demand for our products is further enhanced by participation in the advanced technologies and changing architecture of semiconductor devices. In our DS&S segment, product demand more closely follows the amount of capital investment for equipment and manufacturing capacity in the semiconductor industry and sales are impacted, in part, by turnkey installation activity levels which can be impacted by capital investment by our customers.

Semiconductor industry growth is expected to remain attractive, growing at rates equal to or greater than GDP, driven by mobile device sales (e.g., tablets, smart phones) and expansion of cloud computing and the servers necessary to support these macro trends. With the emergence of the Internet of Things (“IoT”) the number of connected devices are estimated by to be six times the global population by 2020, up from two times the global population in 2015. While technology advancement into new nodes is expected to continue to drive the need for new materials, IoT is expected to prolong the life of existing nodes and therefore the life of existing materials.

2016 in Summary

In fiscal 2016 we experienced soft volumes due to weaker consumer demand and flat semiconductor output, in line with general economic conditions. Low levels of capital spending by the semiconductor industry for the second consecutive year negatively impacted volumes and sales in both the Materials and DS&S segments. Additionally, 2016 sales were lower versus prior year due to the completion of DS&S installation projects in 2015 and the exit of product lines in both segments. Capacity expansions for VNAND memory and the start-up of 10 nanometer (“NM”) advanced logic production capabilities drove higher levels of industry capital spending in the latter part of the year.

2017 Outlook

As we look forward to fiscal 2017 we expect growth in our business due to favorable trends in the underlying semiconductor market. This includes strong VNAND memory demand and acceleration of 10 NM advanced logic devices which are also expected to fuel new fab expansions. Capital spending by the semiconductor industry is expected to continue to accelerate driving increased demand for equipment in our DS&S segment. In addition, gradually improving semiconductor output levels are expected to fuel higher levels of materials usage. We expect the continued advancement of 7 NM advanced logic technology to lead to further growth towards the end of fiscal 2017 and into fiscal 2018.

We plan to continue executing our strategy of top line growth through innovation and close collaboration with our customers as they ramp their next generation technology. Selectively increasing capacity will enable us to further benefit from the improving semiconductor market.

RESULTS OF OPERATIONS

Discussion of Combined Results-September 30, 2016 vs. September 30, 2015 vs. September 30, 2014

Summary Results of Operations-September 30, 2016 vs. September 30, 2015

•
Sales of $970.1 million decreased $39.2 million, or 3.9%. Underlying sales decreased by 2% due to lower volumes of 5% partially offset by favorable price/mix of 3%, as demand for advanced materials products and positive price/mix primarily in process materials products were partially offset by lower delivery systems activity. Currency changes had an unfavorable impact of 2%.

•
Operating income of $278.9 million increased $56.9 million, or 25.6%, due to favorable price/mix of $34 million, lower operating costs of $25 million and fewer restructuring charges of $21 million. These were partially offset by lower volumes of $12 million and unfavorable currency impacts of $11 million.

•
Adjusted EBITDA of $326.9 million increased $25.4 million, or 8.4%, primarily due to favorable price/mix of $34 million and lower operating costs of $14 million, offset by lower volume of $12 million and unfavorable currency impacts of $11 million.

	Year Ended September 30,
	2016	2015	2014
(In millions)
Sales	$970.1	$1,009.3	$942.5
Cost of sales	539.5	616.5	638.9
Selling and administrative	109.8	109.6	109.5
Research and development	43.9	40.7	38.4
Business separation, restructuring and cost reduction actions	0.9	21.6	1.3
Other income (expense), net	2.9	1.1	6.8
Operating income	278.9	222.0	161.2
Equity affiliates’ income	0.2	1.0	1.7
Interest expense	0.4	0.1	0.3
Income Before Taxes	278.7	222.9	162.6
Income tax provision	58.8	31.7	31.9
Net Income	219.9	191.2	130.7
Less: Net Income Attributable to Non-controlling Interests	7.9	7.1	7.1
Net Income Attributable to Versum	$212.0	$184.1	$123.6
Non-GAAP Basis
Adjusted EBITDA	$326.9	$301.5	$223.7

Year ended September 30, 2016 vs. September 30, 2015

% Change from Prior Year
2016
Sales
Underlying business
Volume	(5)%
Price/mix	3%
Currency	(2)%
Total Versum Change	(4)%

Sales of $970.1 million decreased $39.2 million, or 3.9%. Underlying sales decreased by 2% due to lower volumes of 5% partially offset by favorable price/mix of 3%. Unfavorable currency impacts decreased sales by 2%. The Materials segment’s underlying sales increased 3% from new advanced materials products, strong memory market demand and favorable price/mix. The DS&S segment’s underlying sales decreased 19% primarily due to lower volumes including turnkey installation activity.

Operating Income and Margin

Operating income of $278.9 million increased $56.9 million, or 25.6%, due to favorable price/mix of $34 million, lower operating costs of $25 million and lower restructuring charges of $21 million. These were partially offset by lower volume of $12 million and unfavorable currency impacts of $11 million. The lower costs included the benefits of recent cost reduction actions and benefits from lower depreciation. Operating margin increased 670 bp, primarily from higher pricing and lower operating costs.

Cost of Sales and Gross Profit Margin

Cost of sales of $539.5 million decreased $77.0 million, or 12.5%, as a result of lower delivery systems activity of $49 million, lower operating costs of $16 million, lower raw materials cost of $4 million, lower incentive compensation cost of $2 million and lower distribution and others costs of $6 million. Gross profit margin of 44.4% increased by 550 bp primarily as a result of favorable price/mix of 240 bp, lower operating costs of 230 bp and favorable volume of 66 bp.

Selling and Administrative Expense

Selling and administrative expense of $109.8 million increased slightly by $0.2 million. Higher incentive compensation cost was primarily offset by lower charges related to our cost reduction activities and less technical services activity by technology personnel. Selling and administrative expense as a percent of sales increased to 11.3% from 10.9%.

Research and Development

Research and development expense of $43.9 million increased $3.2 million, or 7.9%, due to adding capabilities in Asia and a higher level of research and development activity versus technical services activity. Research and development expense as a percent of sales increased to 4.5% from 4.0%.

Business Separation, Restructuring and Cost Reduction Actions

We recorded charges in 2016 and 2015 for business separation, restructuring and cost reduction actions.

In addition, during fiscal year 2016, we recognized a net gain of $0.7 million. The 2016 net gain included a charge of $2.5 million for severance and other benefits related to the elimination of approximately 90 positions as part of cost reduction actions. In addition, we recognized a gain of $3.2 million on assets that were previously written down to a carrying value of $17.9 million. The gain included $1.4 million related to the final sale of the onsite ammonia assets. The majority of these actions pertain to the Materials segment.

During fiscal year 2016, we incurred costs of $1.6 million related to the Separation.

In 2015, we recognized an expense of $21.6 million primarily relating to severance and other benefits relating to the elimination of approximately 260 positions. The optimization of our supply chain accounted for more than half of the eliminated positions, and elimination of administrative and management positions accounted for the balance of the reductions. Cost savings in 2015 were approximately $10 million and represented the impact over approximately half of a year.

Other Income (Expense), Net

Items recorded to other income (expense), net arise from transactions and events not directly related to our principal income earning activities.

Other income (expense), net was $2.9 million in 2016 compared to $1.1 million in 2015. No individual items were significant in comparison to the prior year.

Interest Expense

Interest incurred increased $0.3 million in 2016 compared to 2015. The increase was driven primarily by amortization of deferred debt costs and charges related to the 2016 debt activity.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 21.1% and 14.2% in 2016 and 2015, respectively. The effective tax rate was lower in the prior year due to the geographic mix of taxable income and net reduction in the tax reserves. Tax expense increased in 2016 due to (1) the cost of repatriating cash from South Korea; (2) the reduction in the benefits associated with tax holidays; and (3) a net increase in tax reserves as compared to a net decrease in 2015. Without these items, the effective tax rate would be 17.1% and 16.8% in 2016 and 2015, respectively. For more information, see Note 15, “Income Taxes”, to our Annual Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Year ended September 30, 2015 vs. September 30, 2014

% Change from Prior Year
2015
Sales
Underlying business
Volume	5%
Price/mix	4%
Currency	(2)%
Total Versum Change	7%

Sales of $1,009.3 million increased $66.8 million, or 7%. Underlying sales increased by 9% due to higher volumes of 5% and favorable price/mix of 4%. Unfavorable currency impacts decreased sales by 2%. The Materials segment’s underlying sales increased 20% from new advanced materials products and strong memory demand and favorable price/mix. The DS&S segment’s underlying sales decreased 12% primarily due to lower volumes.

Operating Income and Margin

Operating income of $222.0 million increased $60.8 million, or 37.7%, due to favorable price/mix of $53 million, higher volumes of $35 million, and lower costs of $2 million. Positive changes were partially offset by higher business restructuring charges of $20 million and unfavorable currency impacts of $9 million. The lower costs included the benefits of recent cost reduction actions of $10 million partially offset by higher incentive compensation of $8 million. Operating margin increased 490 bp, primarily from higher pricing, higher volumes and lower operating costs.

Cost of Sales and Gross Profit Margin

Cost of sales of $616.5 million decreased $22.4 million, or 3.5%, as a result of lower delivery systems activity of $30 million and lower raw materials cost of $5 million, partially offset by higher incentive compensation cost of $13 million. Gross profit margin of 38.9% increased by 670 bp primarily as a result of higher pricing, including customer and product mix of 390 bp and favorable volume mix of 210 bp.

Selling and Administrative Expense

Selling and administrative expense of $109.6 million increased slightly by $0.1 million. Higher incentive compensation cost was primarily offset by lower costs related to our cost reduction activities. Selling and administrative expense as a percent of sales decreased to 10.9% from 11.6%.

Research and Development

Research and development expense of $40.7 million increased $2.3 million, or 6.0%, due to additional headcount for key product platforms. Research and development expense as a percent of sales decreased to 4.0% from 4.1%.

Business Restructuring and Cost Reduction Actions

We recorded charges in 2015 and 2014 for business restructuring and cost reduction actions. The charges for these actions are reflected on the combined income statements as “Business restructuring and cost reduction actions.”

In 2015, we recognized an expense of $21.6 million primarily relating to severance and other benefits relating to the elimination of approximately 260 positions. The optimization of our supply chain accounted for more than half of the eliminated positions, and elimination of administrative and management positions accounted for the balance of the reductions. Cost savings in 2015 were approximately $10 million and represented the impact over approximately half of a year. In 2014, an expense of $1.3 million was incurred relating to the elimination of 6 positions.

Other Income (Expense), Net

Items recorded to other income (expense), net arise from transactions and events not directly related to our principal income earning activities.

Other income (expense), net was $1.1 million in 2015 compared to $6.8 million in 2014. No individual items were significant in comparison to the prior year.

Interest Expense

Interest incurred decreased $0.2 million. The decrease was driven primarily by a lower debt balance in 2015.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 14.2% and 19.6% in 2015 and 2014, respectively. The effective tax rate was lower in 2015 primarily due to higher income in the U.S. for which no tax expense was recognized due to release of valuation allowances against net deferred tax assets in the U.S. Without this valuation allowance release, the effective tax rate would be 17.1% and 17.8% in 2015 and 2014, respectively. For more information, see Note 15, “Income Taxes”, to our Annual Combined Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The discussion of our annual results includes comparisons to non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA Margin. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which management uses internally to evaluate our operating performance.

We use non-GAAP measures to assess our operating performance by excluding certain disclosed items that we believe are not representative of our underlying business. We believe non-GAAP financial measures provide investors with meaningful information to understand our underlying operating results and to analyze financial and business trends. Non-GAAP financial measures, including Adjusted EBITDA, should not be viewed in isolation, are not a substitute for GAAP measures, and have limitations which include but are not limited to:

•
Our measures exclude expenses related to business separation, restructuring and cost reduction actions, as detailed in Note 5, “Business Separation, Restructuring and Cost Reduction Actions”, to our Annual Combined Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which we do not consider to be representative of our underlying business operations. However, these disclosed items represent costs to Versum.

•	Though not business operating costs, interest expense and income tax provision represent ongoing costs of Versum.

•
Depreciation, amortization, and impairment charges represent the wear and tear or reduction in value of the plant, equipment, and intangible assets which permit us to manufacture and market our products.

•	Other companies may define non-GAAP measures differently than we do, limiting their usefulness as comparative measures.

A reader may find any one or all of these items important in evaluating our performance. Management compensates for the limitations of using non-GAAP financial measures by using them only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business. In evaluating these financial measures, the reader should be aware that we may incur expenses similar to those eliminated in this presentation in the future.

Presented below is a reconciliation of the reported GAAP results to the non-GAAP measure:

Adjusted EBITDA and EBITDA Margin

We define Adjusted EBITDA as net income excluding certain disclosed items, which we do not believe to be indicative of underlying business trends, before interest expense, income tax provision, depreciation and amortization expense, non-controlling interest and business separation, restructuring, and cost reduction actions. Adjusted EBITDA provides a useful metric for management to assess operating performance. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by sales.

Below is a reconciliation of net income to Adjusted EBITDA:

	Year Ended September 30,
	2016	2015	2014	2013	2012
(In millions, except percentages)
Net Income Attributable to Versum	$212.0	$184.1	$123.6	$(80.6)	$(20.1)
Add: Interest expense	0.4	0.1	0.3	0.3	0.1
Add: Income tax provision	58.8	31.7	31.9	29.1	(2.6)
Add: Depreciation and amortization	46.9	56.9	59.5	56.9	63.2
Add: Non-controlling interests	7.9	7.1	7.1	6.8	7.4
Add: Business separation, restructuring and cost reduction actions	0.9	21.6	1.3	132.6	83.0
Adjusted EBITDA	$326.9	$301.5	$223.7	$145.1	$131.0
Adjusted EBITDA Margin	33.7%	29.9%	23.7%	17.0%	13.8%
Change from prior year	$25.4	$77.8	$78.6	$14.1
% change from prior year	8.4%	34.8%	54.2%	10.8%

Year ended September 30, 2016 vs. September 30, 2015

Adjusted EBITDA of $326.9 million increased $25.4 million, or 8.4%, primarily due to favorable price/mix of $34 million and lower operating costs of $14 million, partially offset by lower volume of $12 million and unfavorable currency impacts of $11 million.

Year ended September 30, 2015 vs. September 30, 2014

Adjusted EBITDA of $301.5 million increased $77.8 million, or 34.8%, primarily due to favorable price/mix of $53 million, higher volumes of $35 million, partially offset by unfavorable currency impacts of $9 million and slightly higher operating costs of $1 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Year Ended September 30,
	2016	2015	2014
(In millions)
Materials	$756.7	$743.4	$640.0
DS&S	213.4	265.9	302.5
Total Company Sales	$970.1	$1,009.3	$942.5

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Year Ended September 30,
	2016	2015	2014
(In millions, except percentages)
Materials
Operating income	$252.3	$213.7	$124.6
Add: Depreciation and amortization	44.4	48.1	52.7
Add: Equity affiliates’ income	0.2	1.0	1.7
Segment Adjusted EBITDA	$296.9	$262.8	$179.0
Segment Adjusted EBITDA margin(A)	39.2%	35.4%	28.0%
DS&S
Operating income	$50.8	$49.1	$57.6
Add: Depreciation and amortization	2.1	8.3	6.3
Add: Equity affiliates’ income	—	—	—
Segment Adjusted EBITDA	$52.9	$57.4	$63.9
Segment Adjusted EBITDA margin(A)	24.8%	21.6%	21.1%
Corporate
Operating loss	$(23.3)	$(19.2)	$(19.7)
Add: Depreciation and amortization	0.4	0.5	0.5
Add: Equity affiliates’ income	—	—	—
Segment Adjusted EBITDA	$(22.9)	$(18.7)	$(19.2)

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to combined operating income:

	Year Ended September 30,
(In millions)	2016	2015	2014
Operating Income
Segment total	$279.8	$243.6	$162.5
Business separation, restructuring and cost reduction actions	(0.9)	(21.6)	(1.3)
Combined Total	$278.9	$222.0	$161.2

Materials

	% Change from Prior Year
	2016	2015
Sales
Underlying business
Volume	—%	13%
Price/mix	3%	7%
Currency	(1)%	(4)%
Total Materials Sales Change	2%	16%

Year ended September 30, 2016 vs. September 30, 2015

Sales of $756.7 million increased $13.3 million, or 1.8%, primarily due to favorable price/mix of 3%. The favorable price/mix is primarily due to impacts early in the fiscal year as a result of the supply demand imbalance of process gases to the memory market. In addition, stronger volumes from new product growth in advanced materials were offset by lower spot sales and a product line exit in process materials. These increases were partially offset by unfavorable currency of 1%.

Operating income of $252.3 million increased $38.6 million, or 18.1%, due to favorable price/mix of $26 million, lower costs of $19 million and higher volumes of $3 million, partially offset by unfavorable currency of $9 million.

Adjusted EBITDA of $296.9 million increased $34.1 million, or 13.0%, due to favorable price/mix of $26 million, favorable operating costs of $14 million and higher volumes of $3 million, partially offset by unfavorable currency of $9 million. Adjusted EBITDA margin of 39.2% increased 380 bp, primarily due to favorable price/mix and lower costs partially offset by unfavorable currency.

Year ended September 30, 2015 vs. September 30, 2014

Sales of $743.4 million increased $103.4 million, or 16%, primarily due to higher volumes of 13% and favorable price/mix, of 7%. The higher volumes were from new products in advanced materials and increased memory demand in advanced materials and process materials. The favorable price/mix was primarily due to the supply demand imbalance of process gases to the memory market. The increases were partially offset by unfavorable currency of 4%.

Operating income of $213.7 million increased $89.1 million, or 71.5%, due to higher volumes of $57 million and favorable price/mix of $47 million, partially offset by unfavorable currency of $10 million and unfavorable operating costs of $5 million.

Adjusted EBITDA of $262.8 million increased $83.8 million, or 46.8%, due to higher volumes of $57 million and favorable price/mix of $47 million, partially offset by unfavorable currency of $10 million and unfavorable operating costs of $10 million. Adjusted EBITDA margin of 35.4% increased 740 bp, primarily due to favorable price/mix, including customer and product mix and higher volumes partially offset by higher costs and unfavorable currency.

Delivery Systems and Services

	% Change from Prior Year
	2016	2015
Sales
Underlying business
Volume	(19)%	(12)%
Price/mix	—%	—%
Currency	(1)%	—%
Total DS&S Sales Change	(20)%	(12)%

Year ended September 30, 2016 vs. September 30, 2015

Sales of $213.4 million decreased $52.5 million, or 19.7%, due to lower equipment volumes and reduced turnkey and installation project activity.

Operating income of $50.8 million increased $1.7 million, or 3.5%, due to lower costs of $11 million and favorable price/mix of $8 million partially offset by lower volumes of $15 million and unfavorable currency impacts of $2 million.

Adjusted EBITDA of $52.9 million decreased $4.5 million, or 7.8%, due to lower volumes of $15 million and unfavorable currency impacts of $2 million partially offset by favorable price/mix of $8 million and lower costs of $4 million. Adjusted EBITDA margin of 24.8% increased 370 bp.

Year ended September 30, 2015 vs. September 30, 2014

Sales of $265.9 million decreased $36.6 million, or 12.1%, due to lower equipment volumes and reduced turnkey and installation project activity.

Operating income of $49.1 million decreased $8.5 million, or 14.8%, due to lower volumes of $22 million partially offset by lower costs of $7 million, favorable price/mix of $6 million, and favorable currency impacts of $1 million.

Adjusted EBITDA of $57.4 million decreased $6.5 million, or 10.2%, due to lower volumes of $22 million partially offset by lower costs of $9 million, favorable price/mix of $6 million and favorable currency impacts of $1 million. Adjusted EBITDA margin of 21.6% increased 50 bp.

Corporate

Year ended September 30, 2016 vs. September 30, 2015

Operating loss of $23.3 million increased by $4.1 million, or 21.4%, primarily due to additional start up selling and administrative costs within the Corporate segment.

Adjusted EBITDA loss of $22.9 million increased by $4.2 million, or 22.5%, primarily due to additional start up selling and administrative costs within the Corporate segment.

Year ended September 30, 2015 vs. September 30, 2014

Operating loss of $19.2 million improved by $0.5 million. No individual items were significant in comparison to the prior year.

Adjusted EBITDA loss of $18.7 million improved by $0.5 million. No individual items were significant in comparison to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Historically, a significant portion of our cash balances are generated by operating activities and we have received funding from Air Products for our operating and investing cash needs. Our primary sources of liquidity are cash on hand, which was $105.6 million at September 30, 2016, our cash flows from operations and our revolving credit facility. We anticipate that our primary uses of cash will be for working capital, debt service, capital expenditures for capacity expansions and relocations, potential dividends, acquisitions and general corporate purposes. Our ability to fund these uses of liquidity also will often depend upon where we generate cash, our ability to reinvest in such countries and our ability to repatriate cash into the U.S. Our ability to fund operations and capital needs will depend upon our ongoing ability to generate cash from operations and access the capital markets. We believe that future cash from operations, our revolving credit facility, and access to capital markets will provide adequate resources to meet working capital needs, potential dividends, capital expenditures and strategic investments.

On September 30, 2016 we entered into certain senior secured credit facilities, which are comprised of (i) a senior secured first lien term loan B facility in an aggregate principal amount of $575 million (the “Term Facility”, and the loans thereunder, the “Term Loans”) and (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $200 million (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facilities”). The proceeds of the Term Facility were used to fund, in part, the consideration paid to Air Products for its contribution of assets to us in connection with the Separation. The Revolving Facility will be used to provide funds for our ongoing working capital requirements and for general corporate purposes. Borrowings under the Revolving Facility are available in certain alternative currencies other than U.S. dollars. The Revolving Facility has a sublimit of $10 million for swingline loans in U.S. dollars and a sublimit of $50 million for issuances of letters of credit in U.S. dollars and alternative currencies. Upon drawing on the Revolving Facility we are subject to a maximum first lien net leverage ratio covenant (total debt net of cash on hand to total adjusted EBITDA) of 3.25:1.00.

In September 2016, we distributed cash of $550 million and $425 million of 5.5% senior notes due 2024 (the “Notes”) to Air Products, which was consideration for the contribution of assets to us by Air Products in connection with the Separation. We did not receive any cash proceeds from the issuance of the Notes.

As of September 30, 2016, the majority of our cash and cash items of $105.6 million were held outside the U.S. If the foreign cash and cash items are needed in the U.S. and we elect to repatriate the funds, we may be required to accrue and pay additional taxes on a portion of these amounts.

As of September 30, 2016, we had availability of $200 million under our Revolving Facility.

We have restricted cash of $69.6 million which is restricted for payment to Air Products subsequent to the Separation. The restricted cash is segregated from our cash and cash items on our annual combined balance sheet included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

As of September 30, 2016, we had $1,000 million of debt. Our scheduled principal repayments on debt include $5.8 million due in 2017, $5.8 million due in 2018, $5.8 million due in 2019, $5.8 million due in 2020, $5.8 million due in 2021 and $971.0 million due thereafter. We were in compliance with all of our debt covenants at September 30, 2016, and we expect to remain in compliance with these covenants for at least the next twelve months.

For a summary of our Senior Credit Facilities and the Notes, see Note 11, “Debt”, to our Annual Combined Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We expect to spend $35-40 million of capital for relocating some of our infrastructure and establishing our new IT systems.

CASH FLOWS

For the year ended September 30, 2016, September 30, 2015 and September 30, 2014

Our cash flows provided by (used in) operating, investing, and financing activities as reflected in the combined statements of cash flows, are summarized in the following table:

	Year Ended September 30,
	2016	2015	2014
(In millions)
Operating activities	$253.4	$274.4	$188.9
Investing activities	(61.9)	(19.7)	(20.1)
Financing activities	(105.5)	(285.3)	(220.7)

Operating Activities

For the year ended September 30, 2016, cash provided by operating activities was $253.4 million. Income from continuing operations of $212.0 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, undistributed earnings of equity affiliates, gain on sale of assets, share-based compensation expense and write-down of long-lived assets associated with restructuring. We used cash of $6.6 million for working capital purposes. The increase in contracts in progress, less progress billings of $9.2 million primarily relates to spending on large projects.

For the year ended September 30, 2015, cash provided by operating activities was $274.4 million. Income from continuing operations of $184.1 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, undistributed earnings of equity affiliates, gain on sale of assets, share-based compensation expense and write-down of long-lived assets associated with restructuring. Working capital was a source of cash of $16.1 million. The reduction in contracts in progress, less progress billings of $20.7 million primarily relates to collections from large projects.

For the year ended September 30, 2014, cash provided by operating activities was $188.9 million. Income from continuing operations was $123.6 million. The working capital accounts were a use of cash of $3.1 million. The increase in contracts in progress, less progress billings of $18.3 million primarily relates to spending on large projects. The reduction of payables and accrued liabilities of $8.9 million is primarily due to period over period timing differences related to payments. The reduction of inventory of $5.2 million is primarily due to decreased raw material costs.

Investing Activities

For the year ended September 30, 2016, cash used for investing activities was $61.9 million, as spending for plant and equipment and transfers to restricted cash were partially offset by proceeds from the sale of assets. For the year ended September 30, 2015, cash used for investing activities was $19.7 million, as spending for plant and equipment was partially offset by proceeds from the sale of assets. For the year ended September 30, 2014, cash used for investing activities was $20.1 million, as spending for plant and equipment was partially offset by proceeds from the sale of assets.

Capital expenditures in the year ended September 30, 2016 totaled $35.8 million, compared to $22.1 million in the year ended September 30, 2015. The increase in capital expenditures of $13.7 million for the period is primarily due to projects to increase capacity for certain product lines in the Materials segment.

Capital expenditures in the year ended September 30, 2015 totaled $22.1 million, compared to $24.3 million in the year ended September 30, 2014. The decrease in capital expenditures of $2.2 million for the period is primarily due to less project spending in the Materials segment.

Cash flow from operations is expected to fund anticipated production capacity project spending.

Financing Activities

For the year ended 2016, cash used for financing activities was $105.5 million primarily due to net transfers to Air Products partially offset by proceeds from issuance of long-term debt. For the year ended 2015, cash used for financing activities was $285.3 million primarily due to net transfers to Air Products. For the year ended 2014, cash provided by financing activities was $220.7 million primarily due to net transfers from Air Products.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at September 30, 2016. Amounts in the table do not reflect the allocation of certain net liabilities between Air Products and us.

		Payments Due for Year Ending September 30,
	Total	2017	2018	2019	2020	2021	Thereafter
(In millions)
Operating leases	$24.8	$6.3	$4.8	$3.9	$3.8	$3.6	$2.4
Unconditional purchase obligations	9.0	9.0	—	—	—	—	—
Long-term debt obligations
Debt	1,000.0	5.8	5.8	5.8	5.8	5.8	971.0
Expected interest payments on debt	316.8	42.5	42.3	42.1	41.9	41.7	106.3
Total Contractual Obligations	$1,350.6	$63.6	$52.9	$51.8	$51.5	$51.1	$1,079.7

Leases

For more information on operating leases, see Note 12, “Leases”, to our Annual Combined Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Unconditional Purchase Obligations

The unconditional purchase obligations are primarily related to plant and equipment as well as R&D facility enhancements in 2016. Otherwise there are no material obligations.

Long-term Debt Obligations

The long-term debt obligations include the maturity payments of long-term debt, including current portion, and the related contractual interest obligations. Refer to Note 11, “Debt”, to our Annual Combined Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on long-term debt.

Contractual interest is the interest we are contracted to pay on the long-term debt obligations. We had $575.0 million of long-term debt subject to variable interest rates at September 30, 2016. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at September 30, 2016. In addition, we had $425 million of Senior Notes subject to a 5.5% interest rate at September 30, 2016.

Income Tax Liabilities

Noncurrent deferred income tax liabilities as of September 30, 2016 were $42.7 million. Liabilities related to unrecognized tax benefits, including interest and penalties, as of September 30, 2016 were $13.4 million. These tax liabilities were excluded from the Contractual Obligations table, as it is impractical to determine a cash impact by year given that payments will vary according to changes in tax laws, tax rates, and our operating results. In addition, there are uncertainties in timing of the effective settlement of our uncertain tax positions with respective taxing authorities. For more information, see Note 15, “Income Taxes”, to our Annual Combined Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

LONG-TERM EMPLOYEE BENEFITS

Air Products offers various long-term benefits to its employees. Where permitted by law, Air Products reserves the right to change, modify or discontinue the plans.

Air Products sponsors defined benefit pension plans and defined contribution plans that are shared amongst its businesses. Participation of our employees in these plans is reflected in the Annual Combined Financial Statements as though we participate in a multiemployer plan with Air Products. In connection with the separation, a net benefit obligation of approximately $24 million will be transferred to Versum. These estimates are subject to change based on finalization of retirement benefit plan actions and the population of plan participants transferring to Versum.

Defined benefit pension costs of $8 million, $12 million and $12 million were included in the Annual Combined Financial Statements for the years ended September 30, 2016, 2015 and 2014, respectively, based on percent of salary for U.S. employees and active employee headcount in other jurisdictions. No contributions were made on behalf of Versum in these periods.

Air Products contributed $5.5 million, $4.5 million and $2.8 million to the U.S. defined contribution plan on behalf of Versum employees for the years ended September 30, 2016, 2015 and 2014, respectively. The allocations were based on specific identification of contributions to participants in the plan. Contributions to non-U.S. plans were not material.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we did not have any off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 4, “Related Party Transactions”, to our Annual Combined Financial Statements in Part II, Item 8 on this Annual Report on Form 10-K for details.

INFLATION

We operate in many countries that experience volatility in inflation and foreign exchange rates. The ability to pass on inflationary cost increases is an uncertainty due to general economic conditions and competitive situations. It is estimated that the cost of replacing our plant and equipment today is greater than its historical cost. Accordingly, depreciation expense would be greater if the expense were stated on a current cost basis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 2, “Major Accounting Policies”, to our Annual Combined Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K describes our major accounting policies. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. However, application of the critical accounting policies discussed below requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our management has reviewed these critical accounting policies and estimates and related disclosures with our audit committee.

Principles of Combination

The Annual Combined Financial Statements are derived from Air Products’ consolidated financial statements and accounting records where it was part of the Materials Technologies reporting segment. The Annual Combined Financial Statements were prepared in accordance with GAAP and include the accounts of Versum. All significant intercompany transactions and balances have been eliminated. Transactions between Versum and Air Products are reflected in the combined balance sheets as “Air Products’ net investment” and in the combined statements of cash flows as a financing activity in “Net transfers to Air Products.”

Air Products provides us with centrally managed services and corporate functions. Accordingly, certain shared costs including but not limited to administrative expenses for information technology, general services, human resources, legal, accounting and other services, have been allocated to us and are reflected as expenses in the Annual Combined Financial Statements. Expenses have been allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed costs, revenue, operating income or headcount. We consider the expense allocation methodology and results to be reasonable and consistently applied for all periods presented. However, these allocations may not be indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future.

The Annual Combined Balance Sheets of Versum include Air Products’ assets and liabilities that are specifically identifiable or otherwise were transferred to us, including subsidiaries and affiliates in which Air Products has a controlling financial interest. Also included within our Annual Combined Financial Statements are the results of certain businesses which have historically been managed by us but were retained by Air Products after the Separation.

Impairment of Assets

Plant and Equipment

Plant and equipment held for use is grouped for impairment testing at the lowest level for which there is identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances would include a significant decrease in the market value of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets.

If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. An estimate of the asset group’s fair value is based on the discounted value of its estimated cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

The assumptions underlying cash flow projections represent management’s best estimates at the time of the impairment review. Factors that management must estimate include industry and market conditions, sales volumes and prices, costs to produce, inflation, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. We use reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.

Intangible Assets

Intangible assets with determinable lives at September 30, 2016 totaled $74.8 million and consisted primarily of customer relationships, patents and technology. These intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See the impairment discussion above under Plant and Equipment for a description of how impairment losses are determined.

Goodwill

The acquisition method of accounting for business combinations currently requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired, including identified intangibles. Goodwill was $180.1 million as of September 30, 2016. Disclosures related to goodwill are included in Note 9 to our Annual Combined Financial Statements included in Part II, Item 8 of this Annual Report on form 10-K.

We perform an impairment test annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The tests are done at the reporting unit level which is defined as equal to or one level below the operating segment. The first step of the quantitative test requires that we compare the fair value of business reporting units to carrying value, including assigned goodwill. To determine the fair value of a reporting unit, we primarily use either an income approach or market approach valuation model, representing the present value of future cash flows. Our valuation model uses a five-year growth period for the business and an estimated exit trading multiple. The principal assumptions utilized in our income approach valuation model include revenue growth rate, operating profit margins, discount rate, and exit multiple. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and long-term financial planning process. The discount rate assumption is calculated based upon an estimated weighted-average cost of capital, which includes factors such as the risk-free rate of return, cost of debt, and expected equity premiums. The exit multiple is determined from comparable industry transactions.

If the first step of the quantitative test indicates potential impairment, the implied fair value of a reporting unit’s goodwill is compared to its carrying amount. If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss is recorded. When the market approach is utilized, fair value is estimated based on market multiples of revenue and earnings derived from comparable publicly-traded companies engaged in the same or similar lines of business as the reporting unit, adjusted to reflect differences in size and growth prospects. When both the income and market approach are utilized, we review relevant facts and circumstances and make a qualitative assessment to determine the proper weighting. Management judgment is required in the determination of each assumption utilized in the valuation model, and actual results could differ from the estimates.

We have a total of three reporting units. There are two reporting units based on product lines within the Materials segment. The DS&S segment is also a reporting unit. We conducted impairment tests during the fourth quarter of 2016 and determined that there was no goodwill impairment. As of the fourth quarter of 2016, the fair value of each reporting unit substantially exceeded its carrying value.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rate. At September 30, 2016, accrued income taxes and net deferred tax liabilities amounted to $12.7 million and $32.0 million, respectively. Tax liabilities related to uncertain tax positions as of September 30, 2016 were $13.4 million, including interest and penalties. Income tax expense for the year ended September 30, 2016 was $58.8 million. Disclosures related to income taxes are included in Note 15, “Income Taxes”, to our Annual Combined Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

For purposes of the Annual Combined Financial Statements, our income tax expense and deferred tax balances have been estimated as if we filed income tax returns on a stand-alone basis separate from Air Products. As a stand-alone entity, our deferred taxes and effective tax rate may differ from those in historical periods.

Management judgment is required concerning the ultimate outcome of tax contingencies and the realization of deferred tax assets.

Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We believe that our recorded tax liabilities adequately provide for these assessments.

Deferred tax assets are recorded for operating losses and tax credit carryforwards. However, when we do not expect sufficient sources of future taxable income to realize the benefit of the operating losses or tax credit carryforwards, these deferred tax assets are reduced by a valuation allowance. Further, in situations where a cumulative loss for recent years exists, it may be difficult to support a conclusion that expected taxable income from future operations (excluding reversal of existing temporary differences) justifies recognition of deferred tax assets. A valuation allowance is recognized if, based on the weight of available evidence, it is considered more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization include forecasted future taxable income, available tax planning strategies that could be implemented to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits, and the existence of a cumulative loss for recent years. The effect of a change in the valuation allowance is reported in income tax expense.

Loss Contingencies

In the normal course of business we encounter contingencies, i.e., situations involving varying degrees of uncertainty as to the outcome and effect on us. We accrue a liability for loss contingencies when it is considered probable that a liability has been incurred and the amount of loss can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued.

Contingencies include those associated with litigation, for which our accounting policy is discussed in Note 2 and particulars are provided in Note 17, “Commitments and Contingencies”, to our Annual Combined Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Significant judgment is required in both determining probability and whether the amount of loss associated with a contingency can be reasonably estimated. These determinations are made based on the best available information at the time. As additional information becomes available, we reassess probability and estimates of loss contingencies. Revisions in the estimates associated with loss contingencies could have a significant impact on our results of operations in the period in which an accrual for loss contingencies is recorded or adjusted. For example, due to the inherent uncertainties related to environmental exposures, a significant increase to environmental liabilities could occur if a new site is designated, the scope of remediation is increased, or our proportionate share is increased. Similarly, a future charge for regulatory fines or damage awards associated with litigation could have a significant impact on our net income in the period in which it is recorded.

NEW ACCOUNTING GUIDANCE

See Note 3, “New Accounting Guidance”, to our Annual Combined Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information concerning the implementation and impact of new accounting guidance.

FORWARD-LOOKING STATEMENTS

This annual report contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by references to future periods, and include statements about business strategies, operating plans, and outlook for Versum, our growth prospects, expectations as to future sales, operating income, margin or Adjusted EBITDA, estimates regarding capital requirements and needs for additional financing, estimates of expenses and cost reduction efforts, future profitability, our future operating results on a segment basis, anticipated cash flows, estimates of the size of the market for our products, estimates of the success of other competing technologies that may become available, our future success as an independent public company, and other matters. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target” and similar expressions, among others, generally identify forward-looking statements, which are based on management’s reasonable expectations and assumptions as of the date the statements were made.

In particular, information included in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” contains forward-looking statements. Actual results and the outcomes of future events may differ materially from those expressed or implied in the forward-looking statements because of a number of risks and uncertainties, including, without limitation, including, without limitation, weakening of global or regional general economic conditions and product supply versus demand imbalances in the semiconductor industry could decrease the demand for our goods and services; our concentrated customer base; our ability to continue technological innovation to meet the evolving needs of our customers; our inability to protect and enforce intellectual property rights; our available cash and access to additional capital is limited by our substantial debt; uncertainty regarding the availability of financing to us in the future and the terms of such financing; restrictions in the agreements governing our indebtedness; operational, political and legal risks of our international operations; hazards associated with specialty chemical manufacturing could disrupt our operations or the operations of our suppliers or customers; changes in government regulations in the countries we operate; raw material shortages and price increases; sole source and limited source suppliers; costs of complying with global environmental health and safety regulations; the impact of changes in environmental, tax or other legislation and regulations in jurisdictions in which Versum Materials and its affiliates operate; the security of our information technology networks and systems could be compromised and disrupted; fluctuation of currency exchange rates; increased competition; costs and outcomes of litigation or regulatory investigations; the timing, impact, and other uncertainties of future acquisitions; the successful relocation of our headquarters and organizational changes; our ability to realize the anticipated benefits as a result of our Separation from Air Products; our ability to successfully complete the transition to an independent public company; our historical financial data as part of Air Products may not reflect what our financial results would have been had we been an independent company; the loss of certain benefits enjoyed as part of Air Products; increased costs as a separate public company; our ability to assure customers of our financial stability as a separate company; tax and other potential liabilities to Air Products assumed in connection with the Separation and spin-off; restrictions against engaging in certain corporate transactions; potential conflicts of interest between us and Air Products by our directors and officers; potential state and federal law liabilities arising out of the Separation and spin-off from Air Products; fluctuations in our stock price; no guarantee regarding the timing, amount or payment of dividends; dilution of your percentage of stock ownership; restrictions in our governing documents and of Delaware law may prevent or delay an acquisition of us; and other risk factors described in “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Versum disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this annual report to reflect any change in assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based, except as required by applicable law.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. Our fixed rate debt consists of senior notes and our variable rate debt consists of term loans under our term loan facility. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not generally impact the fair value of the instrument.

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt assumes an instantaneous 100 bp move in interest rates from the level at September 30, 2016, with all other variables held constant. A 100 bp decrease in market interest rates would result in a decrease of $30.9 million in the fair value of debt at September 30, 2016.

Based on the variable-rate debt balance on September 30, 2016, a 100 bp increase in interest rates would result in an additional $5.8 million of interest incurred per year at the end of September 30, 2016.

Foreign Currency Exchange Rate Risk

Our earnings, cash flows, and financial position are exposed to market risks relating to foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.

Approximately 72% of Versum’s sales are derived from outside of the United States. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar the operating income would be negatively impacted by approximately $14 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Versum Materials, Inc.:

We have audited the accompanying combined balance sheets of Versum Materials, Inc. and subsidiaries as of September 30, 2016 and 2015, and the related combined income statements, combined comprehensive income statements, combined statements of cash flows and the combined statements of changes in Air Products and Chemicals, Inc. (“Air Products”) invested equity and non-controlling interests for each of the years in the three-year period ended September 30, 2016. In connection with our audits of the combined financial statements, we also have audited the financial statement schedule II for the years ended September 30, 2016, 2015 and 2014. These combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Versum Materials, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II for the years ended September 30, 2016, 2015 and 2014, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Philadelphia, Pennsylvania
December 21, 2016

Versum Materials, Inc.
ANNUAL COMBINED INCOME STATEMENTS

	Year Ended September 30,
	2016	2015	2014
(In millions, except per share data)
Sales	$970.1	$1,009.3	$942.5
Cost of sales	539.5	616.5	638.9
Selling and administrative	109.8	109.6	109.5
Research and development	43.9	40.7	38.4
Business separation, restructuring and cost reduction actions	0.9	21.6	1.3
Other income (expense), net	2.9	1.1	6.8
Operating Income	278.9	222.0	161.2
Equity affiliates’ income	0.2	1.0	1.7
Interest expense	0.4	0.1	0.3
Income Before Taxes	278.7	222.9	162.6
Income tax provision	58.8	31.7	31.9
Net Income	219.9	191.2	130.7
Less: Net Income Attributable to Non-controlling Interests	7.9	7.1	7.1
Net Income Attributable to Versum	$212.0	$184.1	$123.6
Net income attributable to Versum per common share:
Basic and diluted	$1.95	$1.69	$1.14
Shares used in computing per common share amounts:
Basic and diluted	108.7	108.7	108.7

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
ANNUAL COMBINED COMPREHENSIVE INCOME STATEMENTS

	Year Ended September 30,
	2016	2015	2014
(In millions)
Net Income	$219.9	$191.2	$130.7
Other Comprehensive Income (Loss), net of tax
Translation adjustments, net of tax of $0, $0.7, and $0	22.8	(48.4)	(3.9)
Total Other Comprehensive Income (Loss)	22.8	(48.4)	(3.9)
Comprehensive Income	242.7	142.8	126.8
Net Income Attributable to Non-controlling Interests	7.9	7.1	7.1
Other Comprehensive Loss Attributable to Non-controlling Interests	—	(2.1)	(0.9)
Comprehensive Income Attributable to Versum	$234.8	$137.8	$120.6

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
ANNUAL COMBINED BALANCE SHEETS

	September 30,
	2016	2015
(In millions)
Assets
Current Assets
Cash and cash items	$105.6	$17.8
Restricted cash	69.6	—
Trade receivables, net	130.0	127.1
Inventories	127.4	124.0
Contracts in progress, less progress billings	19.2	9.7
Prepaid expenses	3.8	5.8
Other current assets	12.4	10.6
Total Current Assets	468.0	295.0
Investment in net assets of and advances to equity affiliates	—	12.5
Plant and equipment, net	296.5	301.1
Goodwill	180.1	167.0
Intangible assets, net	74.8	81.6
Other noncurrent assets	24.4	30.2
Total Noncurrent Assets	575.8	592.4
Total Assets	$1,043.8	$887.4
Liabilities, Air Products’ Invested Equity, and Non-controlling Interests
Current Liabilities
Payables and accrued liabilities	$85.8	$87.9
Accrued income taxes	12.7	1.7
Current portion of long-term debt	5.8	—
Total Current Liabilities	104.3	89.6
Long-term debt	980.3	—
Deferred tax liabilities	42.8	39.9
Other noncurrent liabilities	19.8	17.2
Total Noncurrent Liabilities	1,042.9	57.1
Total Liabilities	1,147.2	146.7
Commitments and Contingencies - See Note 17
Air Products’ net investment	(127.3)	741.5
Accumulated other comprehensive income (loss)	(10.0)	(32.8)
Total Air Products’ Invested Equity	(137.3)	708.7
Non-controlling Interests	33.9	32.0
Total Air Products’ Invested Equity and Non-controlling Interests	(103.4)	740.7
Total Liabilities, Air Products’ Invested Equity, and Non-controlling Interests	$1,043.8	$887.4

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
ANNUAL COMBINED STATEMENTS OF CASH FLOWS

	September 30,
	2016	2015	2014
(In millions)
Operating Activities
Net income	$219.9	$191.2	$130.7
Less: Net income attributable to non-controlling interests	7.9	7.1	7.1
Net income attributable to Versum	212.0	184.1	123.6
Adjustments to reconcile income (loss) to cash provided by operating activities:
Depreciation and amortization	46.9	56.9	59.5
Deferred income taxes	(0.1)	(0.4)	3.4
Undistributed earnings of unconsolidated affiliates	(0.2)	(0.5)	(0.9)
Gain on sale of assets	(1.0)	(0.6)	(0.2)
Share-based compensation	5.0	4.7	4.6
Write (up) down of long-lived assets associated with restructuring	(3.2)	7.2	—
Other adjustments	0.6	6.9	2.0
Working capital changes that provided (used) cash:
Trade receivables	(2.1)	(3.4)	(5.0)
Inventories	0.3	(0.7)	5.2
Contracts in progress, less progress billings	(9.2)	20.7	(18.3)
Payables and accrued liabilities	(5.1)	4.1	8.9
Accrued income taxes	11.0	(4.7)	4.8
Other working capital	(1.5)	0.1	1.3
Cash Provided by Operating Activities	253.4	274.4	188.9
Investing Activities
Additions to plant and equipment	(35.8)	(22.1)	(24.3)
Proceeds from sale of assets and investments	43.4	2.4	4.2
Transfer to restricted cash	(69.5)	—	—
Cash Used for Investing Activities	(61.9)	(19.7)	(20.1)
Financing Activities
Proceeds from issuance of long-term debt	572.1	—	—
Payments on long-term debt	—	(5.1)	(1.6)
Debt issuance costs	(9.3)	—	—
Net transfers to Air Products	(660.7)	(270.4)	(214.1)
Dividends paid to non-controlling interests	(7.6)	(9.8)	(5.0)
Cash Used for Financing Activities	(105.5)	(285.3)	(220.7)
Effect of Exchange Rate Changes on Cash	1.8	(1.2)	1.8
Increase (Decrease) in Cash and Cash Items	87.8	(31.8)	(50.1)
Cash and Cash items-Beginning of Year	17.8	49.6	99.7
Cash and Cash items-End of Period	$105.6	$17.8	$49.6
The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
ANNUAL COMBINED STATEMENTS OF CHANGES IN AIR PRODUCTS’ INVESTED EQUITY AND NON-CONTROLLING INTERESTS

	Air Products’ Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Air Products’ Invested Equity	Non-controlling Interests	Total
(In millions)
Balance September 30, 2013	$908.4	$16.5	$924.9	$36.2	$961.1
Net income	123.6	—	123.6	7.1	130.7
Other comprehensive loss	—	(3.0)	(3.0)	(0.9)	(3.9)
Share-based compensation	4.6	—	4.6	—	4.6
Dividends to non-controlling interests	—	—	—	(5.0)	(5.0)
Net transfers from Air Products	(214.1)	—	(214.1)	—	(214.1)
Balance September 30, 2014	$822.5	$13.5	$836.0	$37.4	$873.4
Net income	184.1	—	184.1	7.1	191.2
Other comprehensive loss	—	(46.3)	(46.3)	(2.1)	(48.4)
Share-based compensation	4.7	—	4.7	—	4.7
Dividends to non-controlling interests	—	—	—	(9.8)	(9.8)
Net transfers to Air Products	(269.8)	—	(269.8)	(0.6)	(270.4)
Balance September 30, 2015	$741.5	$(32.8)	$708.7	$32.0	$740.7
Net income	212.0	—	212.0	7.9	219.9
Other comprehensive income	—	22.8	22.8	—	22.8
Share-based compensation	5.0	—	5.0	—	5.0
Dividends to non-controlling interests	—	—	—	(7.6)	(7.6)
Net transfers to Air Products	(1,085.8)	—	(1,085.8)	1.6	(1,084.2)
Balance September 30, 2016	$(127.3)	$(10.0)	$(137.3)	$33.9	$(103.4)

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
NOTES TO ANNUAL COMBINED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

On September 16, 2015, the Air Products and Chemicals, Inc. (“Air Products”) Board of Directors announced its intention to separate (the “Separation”) Air Products’ Materials Technologies business, into a newly formed company, Versum Materials, LLC. In September 2016, Versum Materials, LLC was converted from a limited liability company to a Delaware corporation, Versum Materials, Inc. On October 1, 2016, Air Products completed the Separation by distributing to its stockholders one share of common stock of Versum for every two shares of Air Product’s common stock in a distribution intended to be tax-free to Air Products stockholders (the “Distribution”). As a result of the Distribution, Versum is now an independent public company and its common stock is listed under the symbol “VSM” on the New York Stock Exchange.

The accompanying Annual Combined Financial Statements of Versum, a business of Air Products, have been prepared on a standalone basis and are derived from Air Products’ consolidated financial statements and accounting records where Electronic Materials is a division of Air Products. The Annual Combined Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Versum. All significant intercompany transactions and balances have been eliminated in the preparation of the accompanying Annual Combined Financial Statements. Transactions between Versum and Air Products are reflected in the annual combined balance sheets as “Air Products’ net investment” and in the annual combined statements of cash flows as a financing activity in “Net transfers (to) from Air Products.”

We are a global business that provides innovative solutions for specific customer applications within niche markets based upon expertise in specialty materials. Our business employs applications technology to provide solutions to the semiconductor industry through chemical synthesis, analytical technology, process engineering, and surface science. We are comprised of two primary operating segments, Materials and Delivery Systems and Services, under which we manage our operations and assess performance, and a Corporate segment.

Air Products provides us with centrally managed services and corporate functions. Accordingly, certain shared costs including but not limited to administrative expenses for information technology, general services, human resources, legal, accounting and other services, have been allocated to us and are reflected as expenses in the Annual Combined Financial Statements. Expenses have been allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed costs, revenue, operating income or headcount. We consider the expense allocation methodology and results to be reasonable and consistently applied for all periods presented. However, these allocations may not be indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future.

The annual combined balance sheets of Versum include Air Products’ assets and liabilities that are specifically identifiable or were otherwise transferred to us, including subsidiaries and affiliates in which Air Products has a controlling financial interest. Also included within our Annual Combined Financial Statements are the results of certain product lines which have historically been managed by us but were retained by Air Products after the Separation. These product lines represented approximately 1% and 1% of annual combined sales and operating income, respectively, for fiscal year 2016. Air Products performs cash management and other treasury-related functions on a centralized basis for nearly all of its legal entities. Substantially all cash generated by our business is remitted to Air Products and therefore accounted for through Air Products’ net investment in the Annual Combined Financial Statements. Accordingly, Air Products has not allocated any centrally managed cash and cash items to us in the Annual Combined Financial Statements. Air Products’ debt and related interest expense have not been allocated to us for any of the periods presented since we are not the legal obligor of the debt, and Air Products’ borrowings were not directly attributable to us. There were no other financing arrangements between us and Air Products during the periods presented.

The annual combined balance sheets include cash and cash items and debt which are assets and liabilities of legal entities whose operations are specific to Versum.

2.MAJOR ACCOUNTING POLICIES

Estimates and Assumptions

The preparation of the Annual Combined Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the Annual Combined Financial Statements and accompanying notes, including allocations of costs during the reporting period. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable. Actual results could differ from those estimates.

Revenue Recognition

Revenue from product sales is recognized as risk and title to the product transfer to the customer (which generally occurs at the time shipment is made), the sales price is fixed or determinable, and collectability is reasonably assured. Sales returns and allowances are generally not a business practice in the industry.

We use both the completed contract and percentage-of-completion methods to record revenue from equipment sale contracts. The completed contract method is used in circumstances in which financial position and results of operations are not materially different from those resulting from use of the percentage-of-completion method, e.g., certain short-term contracts. We use the percentage-of-completion method when we can make reasonably dependable estimates of progress toward completion and performance is expected.

Under the percentage-of-completion method, revenue from the sale of major equipment is recognized primarily based on labor hours incurred to date compared with total estimated labor hours. Under the completed contract method, revenue and cost is recognized when the equipment is completed and transferred to the customer. Changes to estimated labor hours under the percentage-of-completion method or anticipated losses under either method, if any, are recognized in the period determined.

Revenue from on-site services are generally fixed monthly fee arrangements for which we recognize revenue as the services are performed.

Amounts billed for shipping and handling fees are classified as sales in the combined income statements.

Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from sales in the combined income statements. We record a liability until remitted to the respective taxing authority.

Cost of Sales

Cost of sales predominantly represents the cost of tangible products sold. These costs include labor, raw materials, depreciation, production supplies, and materials packaging costs. Costs incurred for shipping and handling are also included in cost of sales.

Depreciation

Depreciation is recorded using the straight-line method, which deducts equal amounts of the cost of each asset from earnings every year over its expected economic useful life. The principal lives for major classes of plant and equipment are summarized in Note 8, Plant and Equipment, Net.

Selling and Administrative

The principal components of selling and administrative expenses are compensation, advertising, and promotional costs.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include employee costs, materials, contract services, research agreements, and other external spending related to the discovery and development of new products, enhancement of existing products and regulatory approval of new and existing products.

Postemployment Benefits

We provide termination benefits to employees as part of ongoing benefit arrangements and record a liability for termination benefits when probable and estimable. These criteria are met when management, with the appropriate level of authority, approves and commits to its plan of action for termination; the plan identifies the employees to be terminated and their related benefits; and the plan is to be completed within one year. We typically do not provide one-time benefit arrangements of significance.

Fair Value Measurements

We are required to measure certain assets and liabilities at fair value, either upon initial measurement or for subsequent accounting or reporting. For example, fair value is used in the initial measurement of net assets acquired in a business combination; on a recurring basis in the measurement of derivative financial instruments; and on a nonrecurring basis when long-lived assets are written down to fair value when held for sale or determined to be impaired. Refer to Note 13, “Fair Value”, for information on the methods and assumptions used in our fair value measurements.

Financial Instruments

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The hedging relationship between the underlying financial exposures and the related hedging instrument is documented on the date the derivative is entered into with the counterparty. We periodically use forward exchange contracts to hedge a highly anticipated foreign currency transaction such as the purchase of plant and equipment. Derivatives such as these that specifically hedge exposures for Versum are included in the Annual Combined Financial Statements. The fair values of these hedging instruments were not material for the periods presented.

We also enter into derivative contracts to hedge exposures at the corporate level, such as interest rate swaps to manage the interest rate mix of third party debt or forward exchange contracts to hedge intercompany loans denominated in a foreign currency. Because these activities represent activities that are managed at Air Products and are not specific to any of the Versum businesses, the impacts of these transactions were not included in the Annual Combined Financial Statements.

Foreign Currency

Since we do business in many foreign countries, fluctuations in currency exchange rates affect our financial position and results of operations.

In certain of our foreign operations, the local currency is considered the functional currency. These foreign subsidiaries translate their assets and liabilities into U.S. dollars at current exchange rates in effect at the end of the fiscal period. The gains or losses that result from this process are shown as translation adjustments in accumulated other comprehensive income (loss) in the Air Products’ invested equity section of the annual combined balance sheet. The revenue and expense accounts of these foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevail during the period. Therefore, the U.S. dollar value of these items on the income statement fluctuates from period to period, depending on the value of the dollar against foreign currencies. Some transactions are made in currencies different from an entity’s functional currency. Gains and losses from these foreign currency transactions are generally included in other income (expense), net on our combined income statements as they occur.

Litigation

Accruals for litigation are made when the information available indicates that it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency includes estimates of potential damages and other directly related costs expected to be incurred. Litigation liabilities and expenditures included in the Annual Combined Financial Statements were not material for the periods presented.

Share-Based Compensation

Our employees participated in Air Products’ share-based compensation plans, which include stock options, deferred stock units, and restricted stock. The Annual Combined Financial Statements include share-based compensation expense associated with our employees and Air Products’ costs that have been allocated to us based on awards and terms previously granted. The grant-date fair value of these awards is expensed over the vesting period during which employees perform related services. Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. The Black Scholes model was utilized to value stock option awards. The grant date fair value of the deferred stock units tied to a market condition is estimated using a Monte Carlo simulation model. For the years ended September 30, 2016, 2015, and 2014, share-based compensation expense of $5.0 million, $4.7 million, and $4.6 million, respectively, was included in the Annual Combined Financial Statements.

Income Taxes

Certain of our operations included in our Annual Combined Financial Statements are divisions of legal entities included in Air Products consolidated U.S. federal and state income tax returns, or tax returns of non-U.S. subsidiaries of Air Products. The provision for income taxes and related annual combined balance sheet accounts of such entities have been prepared and presented in the Annual Combined Financial Statements based on a stand-alone basis separate from Air Products. Differences between our separate return income tax provision and cash flows attributable to income taxes for operations that were divisions of legal entities have been recognized as capital contributions from, or dividends to, Air Products, within Air Products’ net investment. As a stand-alone entity, our deferred taxes and effective tax rate may differ from those in historical periods.

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates. The cumulative impact of a change in tax rates or regulations is included in income tax expense in the period that includes the enactment date.

A tax benefit for an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination based on its technical merits. This position is measured as the largest amount of tax benefit that is greater than 50% likely of being realized. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

The majority of the accrued U.S. federal, state, and foreign income tax balances are treated as settled with Air Products as of the end of each year. Therefore, they are included in Air Products’ net investment in the Annual Combined Financial Statements.

Non-controlling Interests

We consolidate investments that we control but do not wholly own. The Annual Combined Financial Statements include all assets, liabilities, revenues, and expenses of our joint venture in Taiwan for which we have a 74% ownership interest during the periods presented in the Annual Combined Financial Statements. The ownership interests held by third party non-controlling partners are presented as non-controlling interests in our annual combined balance sheets. Any net income or loss attributed to the non-controlling partners is presented as such in the combined income statements. The activity for non-controlling interests for the years ended September 30, 2016, 2015 and 2014 is presented in the annual combined statements of changes in Air Products’ invested equity and non-controlling interests.

Cash and Cash Items

Cash and cash items generally include cash, time deposits, and certificates of deposit acquired with an original maturity of three months or less for our foreign entities. Cash is managed centrally and most cash generated by our business was remitted to Air Products. Such centralized cash management transactions relating to our business are reflected through Air Products’ net investment. Accordingly, none of the centrally managed cash at the Air Products’ corporate level has been reflected in our Annual Combined Financial Statements.

Restricted Cash

Restricted cash consists of cash restricted for payment to Air Products subsequent to the Separation.

Trade Receivables, net

Trade receivables comprise amounts owed to us through our operating activities and are presented net of allowances for doubtful accounts. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations. A provision for customer defaults is made on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience, and existing economic conditions. The allowance also includes amounts for certain customers where a risk of default has been specifically identified, considering factors such as the financial condition of the customer and customer disputes over contractual terms and conditions. Allowance for doubtful accounts were $0.8 million and $0.8 million as of fiscal year end September 30, 2016 and 2015, respectively. Provisions to the allowance for doubtful accounts charged against income were not material in fiscal 2016, 2015, and 2014.

Inventories

Inventories are stated at the lower of cost or market. We write down our inventories for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions.

We utilize the last-in, first-out (“LIFO”) method for determining the cost of inventories in the United States. Inventories outside of the United States are accounted for on the first-in, first-out (“FIFO”) method, as the LIFO method is not generally permitted in the foreign jurisdictions we operate.

Equity Investments

The equity method of accounting is used when we exercise significant influence but do not have operating control, generally assumed to be 20% to 50% ownership. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. The Annual Combined Financial Statements include our investment in and proportionate share of the income from our 20% owned equity affiliate, Daido Air Products Electronics, Inc. During the first quarter of 2016, we sold our investment in this affiliate. Refer to Note 6, “Sale of Equity Affiliate”, for additional information.

Plant and Equipment

Plant and equipment is stated at cost less accumulated depreciation. Construction costs, labor, and applicable overhead related to installations are capitalized. Expenditures for additions and improvements that extend the lives or increase the capacity of plant assets are capitalized. The costs of maintenance and repairs of plant and equipment are charged to expense as incurred.

Fully depreciated assets are retained in the gross plant and equipment and accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

Impairment of Long-Lived Assets

Long-lived assets are grouped for impairment testing at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We assess recoverability by comparing the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value. Long-lived assets to be sold are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill

Business combinations are accounted for using the acquisition method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair market values. Any excess purchase price over the fair market value of the net assets acquired, including identified intangibles, is recorded as goodwill. Preliminary purchase price allocations are made at the date of acquisition and finalized when information needed to affirm underlying estimates is obtained, within a maximum allocation period of one year.

Goodwill is subject to impairment testing at least annually. In addition, goodwill is tested more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists.

Intangible Assets

Intangible assets with determinable lives primarily consist of customer relationships and purchased patents and technology. The cost of intangible assets with determinable lives is amortized on a straight-line basis over the estimated period of economic benefit. Amortizable lives are adjusted whenever there is a change in the estimated period of economic benefit. No residual value is estimated for intangible assets.

Retirement Benefits

Air Products sponsors defined benefit pension plans, defined contribution plans, and other post-employment benefit plans that are shared amongst its businesses. Participation of our employees in these plans is reflected in the Annual Combined Financial Statements as though Versum participates in a multiemployer plan with Air Products. A proportionate share of cost is reflected in these Annual Combined Financial Statements, primarily within selling and administrative expenses. Assets and liabilities of such plans are retained by Air Products.

Air Products’ Net Investment

Air Products’ net investment in our business is presented as “Air Products’ net investment” in lieu of stockholders’ equity, as a stand-alone legal and capital structure did not exist for the historical periods presented.

Earnings Per Share

Versum earnings per share for 2016, 2015 and 2014 were calculated using the shares that were distributed to Air Products stockholders immediately following the Separation. For periods prior to the Separation it is assumed that there are no dilutive equity instruments as there were no equity awards in Versum outstanding prior to the Separation.

3.NEW ACCOUNTING GUIDANCE

Accounting Guidance Implemented

Balance Sheet Classification of Deferred Taxes

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as noncurrent on the annual combined balance sheet. As of the first quarter of fiscal year 2016, we adopted this guidance on a retrospective basis. Accordingly, our annual combined balance sheets incorporates our adoption of this guidance.

Debt Issuance Costs

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt instead of as a separate deferred asset. In August 2015, the FASB issued an update to incorporate the SEC Staff guidance which allows debt issuance costs associated with a line-of-credit arrangement to be presented as a deferred asset that is subsequently amortized over the term of the arrangement, regardless of whether there are any outstanding borrowings. This guidance is effective beginning in fiscal year 2017, with early adoption permitted, and must be applied retrospectively. We adopted this guidance in the fourth quarter of 2016. This guidance did not have a significant impact on our Annual Combined Financial Statements.

New Accounting Guidance to be Implemented

Revenue Recognition

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year, while providing the option to early adopt the standard on the original effective date. Accordingly, we will have the option to adopt the standard in either fiscal year 2018 or 2019. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the adoption alternatives and impact that this update will have on our Annual Combined Financial Statements.

Going Concern

In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year of the issuance of the financial statements. If substantial doubt exists, additional disclosures would be required. This guidance will be effective beginning in the fourth quarter of fiscal year 2017, with early adoption permitted. This guidance is not expected to have a significant impact on our Annual Combined Financial Statements.

Measurement of Inventory

In July 2015, the FASB issued guidance to simplify the measurement of inventory recorded using either the FIFO or average cost basis by changing the subsequent measurement guidance from lower of cost or market to the lower of cost or net realizable value. Inventory measured using LIFO is not impacted. The guidance is effective for us beginning in fiscal year 2018 and will be applied prospectively, with early adoption permitted. This guidance is not expected to have a significant impact on our Annual Combined Financial Statements.

Leases

In February 2016, the FASB issued guidance which requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, including operating leases, with a term in excess of 12 months. The guidance also expands the quantitative and qualitative disclosure requirements. The guidance is effective in fiscal year 2020, with early adoption permitted, and must be applied using a modified retrospective approach. We are currently evaluating the impact of adopting this new guidance on our Annual Combined Financial Statements. The Company is currently the lessee under various agreements for distribution equipment and vehicles that are currently accounted for as operating leases as discussed in Note 12, “Leases”. The new guidance requires the lessee to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations.

Share-Based Compensation

In March 2016, the FASB issued an update to simplify the accounting for employee share-based payments, including the income tax impacts, the classification on the statement of cash flows, and forfeitures. The amendments are effective for fiscal year 2018, with early adoption permitted. We continue to evaluate the impact of this guidance on our Annual Combined Financial Statements and the timing of adoption. Upon adoption, we currently anticipate a greater degree of volatility in the income tax provision and effective income tax rate as a result of the new guidance which requires excess tax benefits and deficiencies to be recognized in the income statement, rather than in additional paid-in capital on the balance sheet.

Cash Flow Statement Classification

In August 2016, the FASB issued guidance to reduce diversity in practice on how certain cash receipts and cash payments are classified in the statement of cash flows. The guidance is effective beginning fiscal year 2019, with early adoption permitted, and should be applied retrospectively. We are currently evaluating the impact of adopting this new guidance on our Annual Combined Financial Statements.

Cash Flow Statement: Restricted Cash

In November 2016, the FASB issued guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Other than the revised statement of cash flows presentation of restricted cash, the adoption of this new guidance is not expected to have an impact on our Annual Combined Financial Statements.

4.RELATED PARTY TRANSACTIONS

Air Products provides us with centrally managed services and corporate functions. Accordingly, certain shared costs including but not limited to administrative expenses for information technology, general services, human resources, legal, accounting and other services, have been allocated to us and are primarily reflected as expenses in the Corporate segment in the Annual Combined Financial Statements. Expenses have been allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed costs, revenue, operating income, or headcount. We consider the expense allocation methodology and results to be reasonable and consistently applied for all periods presented.

Total costs allocated to us in the annual combined income statements are summarized below:

	Year Ended September 30,
	2016	2015	2014
(In millions)
Cost of sales	$2.8	$3.6	$4.6
Selling and administrative	16.8	17.8	19.3
Research and development	1	1.4	1.9
Business restructuring and cost reduction actions	0.7	3.5	0.2
Total Allocated Costs	$21.3	$26.3	$26.0

These allocated costs are reflected in “Air Products’ net investment” and in the annual combined statements of cash flows as a financing activity in “Net transfers (to) from Air Products.” It is impracticable to quantify the amount of expenses that Versum would have incurred on a stand-alone basis for the periods presented.

Air Products performs cash management and other treasury-related functions on a centralized basis for nearly all of its legal entities. Substantially all cash generated by our business is remitted to Air Products.

Certain of our employees participate in share-based compensation and retirement benefit plans that are sponsored and administered by Air Products or its affiliates. The costs of these plans associated with our employees are included in the Annual Combined Financial Statements, but excluded from the table of allocated costs above. Our annual combined balance sheets do not include the share-based compensation instrument.

Approximately 2% of our combined sales during the years ended September 30, 2015 and 2014 were to our equity affiliate,

Daido Air Products Electronics, Inc. Sales between entities were not material for the year ended September 30, 2016.

5.BUSINESS SEPARATION, RESTRUCTURING AND COST REDUCTION ACTIONS

The charges we record for business restructuring and cost reduction actions have been excluded from segment operating income.

During fiscal year 2016, we recognized a net gain of $0.7 million. The 2016 net gain included a charge of $2.5 million for severance and other benefits related to the elimination of approximately 90 positions as part of cost reduction actions. In addition, we recognized a gain of $3.2 million on assets that were previously written down to a carrying value of $17.9 million. The gain included $1.4 million related to the sale of the onsite ammonia assets. The majority of these actions pertain to the Materials segment.

During fiscal year 2016, we also incurred costs of $1.6 million related to the Separation.

In fiscal year 2015, we recognized an expense of $21.6 million. Severance and other benefits totaled $14.4 million, including an allocation of expenses incurred by the parent, and related to the elimination of approximately 260 positions. Asset actions totaled $7.2 million and primarily related to the exit of a product line (onsite ammonia) in the Materials segment, which resulted in the write-down of assets to fair value based on internal estimates, and adjustments to expenses recorded for the 2013 plan actions. In the second quarter of 2016, we sold the onsite ammonia assets for $17.1 million which resulted in a before-tax gain of $1.4 million. The 2015 charges related to the segments as follows: $12.3 million in Materials, $5.8 million in Delivery Systems and Services, and $3.5 million in Corporate.

On September 18, 2014, Air Products announced plans to reorganize, including realignment of its businesses in new reporting segments and other organizational changes, effective as of October 1, 2014. As a result of this reorganization, we incurred severance and other charges.

During the fourth quarter of fiscal year 2014, we incurred severance and other charges of $1.3 million relating to the elimination of certain positions.

The following table summarizes the carrying amount of the accrual for the business realignment and reorganization at September 30, 2016:

	Severance and Other Benefits	Asset Actions/Other	Total
(In millions)
2014 Charge	$1.3	$—	$1.3
Cash payments(A)	(0.4)	—	(0.4)
September 30, 2014	$0.9	$—	$0.9
2015 Charge	14.4	7.2	21.6
Cash payments(A)	(11.2)	—	(11.2)
Non-cash expenses	—	(7.2)	(7.2)
September 30, 2015	$4.1	$—	$4.1
2016 Charge	2.5	(3.2)	(0.7)
Cash (payments) receipts(A)	(6.0)	4.2	(1.8)
Noncash expenses	—	(1.0)	(1.0)
September 30, 2016	$0.6	$—	$0.6

(A)	Cash payments include an allocation of severance and other benefits of Air Products’ employees within its Corporate and other segment which were paid by Air Products.

6.SALE OF EQUITY AFFILIATE

In December 2015, we sold our investment in our equity affiliate, Daido Air Products Electronics, Inc., for $15.9 million, which resulted in a before-tax gain of $0.7 million during 2016. The carrying value at the time of sale included a $12.8 million investment in net assets of and advances to equity affiliates and a $2.4 million foreign currency translation loss that had been deferred in accumulated other comprehensive loss. In addition, the income tax provision, before the valuation allowance, for 2016 included an expense of $5.3 million as a result of the sale. In 2015, we recorded $1.0 million of equity affiliates’ income related to this investment.

7.INVENTORIES

The components of inventories are as follows:

	September 30,
	2016	2015
(In millions)
Inventories at FIFO cost
Finished goods	$94.0	$98.5
Work in process	12.3	7.8
Raw materials, supplies and other	29.4	28.7
	135.7	135.0
Less: Excess of FIFO cost over LIFO cost	(8.3)	(11.0)
Inventories	$127.4	$124.0

Inventories valued using the LIFO method comprised 32.0% and 33.4% of combined inventories before LIFO adjustment at September 30, 2016 and 2015, respectively. Liquidation of LIFO inventory layers in 2016, 2015, and 2014 did not materially affect the results of operations.

FIFO cost approximates replacement cost.

8.PLANT AND EQUIPMENT, NET

The major classes of plant and equipment are as follows:

	September 30,
	Useful Life in years	2016	2015
(In millions, except useful life)
Land		$21.9	$22.8
Buildings	30	147.1	150.6
Machinery and Equipment
Production facilities	10 to 15	433.6	464.6
Distribution and other(A)	5 to 25	255.9	272.7
Total machinery and equipment		689.5	737.3
Construction in progress		26.2	9.3
Plant and equipment, at cost		884.7	920.0
Less: accumulated depreciation		588.2	618.9
Plant and equipment, net		$296.5	$301.1

(A)
The depreciable lives for various types of distribution equipment are 10 to 25 years for cylinders, depending on the nature and properties of the product, and generally 20 years for other distribution equipment such as tanks and trailers.

Depreciation expense was $39.4 million, $48.1 million, and $48.3 million in 2016, 2015, and 2014, respectively.

In January 2016, we sold two onsite ammonia plants for $17.1 million, which resulted in a before-tax gain of $1.4 million during the second quarter of 2016. This gain is reflected in business separation, restructuring and cost reduction actions on our income statement. The income tax provision includes an expense of $1.5 million as a result of the sale.

9.GOODWILL

Changes to the carrying amount of goodwill by segment are as follows:

	Materials	Delivery Systems and Services	Total
(In millions)
Balance at September 30, 2014	$166.0	$18.2	$184.2
Currency translation adjustment	(15.4)	(1.8)	(17.2)
Balance at September 30, 2015	$150.6	$16.4	$167.0
Currency translation adjustment	12.0	1.1	13.1
Balance at September 30, 2016	$162.6	$17.5	$180.1

Goodwill is subject to impairment testing in the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of goodwill might not be recoverable.

We conducted impairment tests in the fourth quarter of 2016 and determined that there was no goodwill impairment. As of the fourth quarter of 2016, the fair value of each reporting unit exceeded its carrying value.

10.INTANGIBLE ASSETS

The table below provides details of acquired intangible assets:

	September 30, 2016			September 30, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
(In millions)
Customer relationships	$80.4	$(19.5)	$60.9	$79.6	$(15.5)	$64.1
Patents and technology	46.4	(34.2)	12.2	46.4	(30.6)	15.8
Other	3.2	(1.5)	1.7	3.1	(1.4)	1.7
Total Intangible Assets	$130.0	$(55.2)	$74.8	$129.1	$(47.5)	$81.6

The intangible assets primarily pertain to the Materials segment and have a remaining useful life of approximately 18 years for customer relationships and 6 years for patents and technology.

Amortization expense for intangible assets was $7.5 million, $8.8 million, and $11.2 million in 2016, 2015, and 2014, respectively.

Projected annual amortization expense for intangible assets as of September 30, 2016 is as follows:

2017	$7.5
2018	6.5
2019	5.3
2020	5.2
2021	5.2
Thereafter	45.1
Total	$74.8

11.DEBT

Components of Debt

	September 30,
	2016	2015
(In millions)
Term loan facility under Credit Agreement	$575.0	$—
Revolving facility under Credit Agreement	—	—
5.500% Senior Notes due 2024	425.0	—
Total debt	1,000.0	—
Less debt discount	2.8	—
Less deferred debt costs	11.1	—
Less current portion of long-term debt	5.8	—
Debt payable after one year	$980.3	$—

Credit Agreement

On September 30, 2016, Versum entered into a credit agreement (the “Credit Agreement”) providing for a senior secured first lien term loan B facility of $575 million (the “Term Facility”, and the loans “Term Loans”) and a senior secured first lien revolving credit facility of $200 million (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facilities”). The Senior Credit Facilities are guaranteed by Versum’s material direct and indirect wholly-owned domestic restricted subsidiaries and secured by substantially all of the assets of Versum and its subsidiary guarantors.

Versum incurred $1.5 million in costs related to the set-up of the Revolving Facility and $8.4 million in costs associated with the Term Facility. On September 30, 2016, Versum borrowed $575 million under the Term Facility and incurred an original issue discount of $2.8 million associated with this borrowing. Versum distributed substantially all the proceeds to Air Products as consideration for the contribution of assets by Air Products in connection with the Separation.

Subject to certain terms and conditions, the Credit Agreement allows for incremental term loan facilities, incremental revolving credit facilities, or increases to the existing commitments under the Senior Credit Facilities in an aggregate amount of up to $300 million plus an unlimited additional amount if the first lien net leverage ratio, on a pro forma basis, is less than or equal to 2.00:1.00.

Borrowings under the Term Facility bear interest at a rate of either LIBOR (adjusted for statutory reserve requirements), subject to a minimum floor of 0.75%, plus a margin of 2.50% or an alternate base rate, subject to a minimum floor of 1.75%, plus a margin of 1.50% (effective rate of 3.34% as of September 30, 2016). The Term Facility matures on September 30, 2023, and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Facility, with the balance payable on September 30, 2023.

Borrowings under the Revolving Facility bear interest initially at a rate of either LIBOR (adjusted for statutory reserve requirements) plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%, and after delivery of the financial statements for the first full fiscal quarter, subject to a 0.25% margin reduction based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period. A commitment fee of 0.375% initially, subject to a reduction to 0.25% based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period after delivery of the financial statements for the first full fiscal quarter, on the unused portion of the Revolving Facility is payable quarterly in arrears. Letter of credit fees are payable on outstanding letters of credit under the Revolving Facility, and fronting fees equal to a percentage to be agreed with each issuing bank (not to exceed 0.125%) are payable to the issuing banks. The Revolving Facility matures on September 30, 2021. A maximum first lien net leverage ratio covenant (total debt net of cash on hand to total adjusted EBITDA) of 3.25:1.00 will apply if we draw upon the Revolving Facility. As of September 30, 2016, we had availability of $200 million under Revolving Facility.

Loans under the Term Facility are mandatorily repayable upon the occurrence of certain events, including, among others, (1) non-ordinary course asset sales or other dispositions of property (subject to customary exceptions and reinvestment rights set forth in the Credit Agreement) and (2) issuances of debt by Versum and its restricted subsidiaries (other than certain permitted debt described in the Credit Agreement). Further, the Credit Agreement provides that, commencing with Versum’s fiscal year ending on September 30, 2017, a percentage of excess cash flow ranging from 0% to 50%, depending on the first lien net leverage ratio, is required to be used to prepay the Term Facility. Versum may voluntarily prepay the Term Facility or reduce the unutilized commitment of the Revolving Facility at any time without premium or penalty other than a prepayment premium and customary breakage costs. If all or any portion of the Term Facility is repriced or refinanced prior to September 30, 2017, in a transaction where the primary purpose of which is to reduce the effective interest cost or weighted average yield of the Term Facility (other than in connection with a change of control or a transformational acquisition), Versum must pay 101.0% of the amount of the loans repaid or refinanced.

The Credit Agreement contains negative covenants which place restrictions, subject to customary exceptions and baskets, on the incurrence of debt, the granting of liens, fundamental changes in Versum’s business, the making of investments, sales of assets, mergers and acquisitions, the making of restricted payments, transactions with affiliates, entering into restrictive agreements, making changes to Versum’s fiscal year, violating laws, and modifying Versum’s governing documents in a manner materially adverse to the lenders. Further, the Credit Agreement obligates Versum to undertake certain actions, including, among others, (1) delivering notices of default and notices of certain other events that would reasonably be expected to have a material adverse effect, (2) complying with laws, (3) paying taxes, (4) preserving Versum’s existence, (5) maintaining properties and insurance, and (6) delivering audited and unaudited financial statements at the times set forth in the Credit Agreement.

The Credit Agreement provides for customary events of default including nonpayment, misrepresentation, breach of covenants, cross-default and cross-acceleration, material judgments, ERISA events, invalidity of loan documents, change of control and bankruptcy or insolvency.

If we fail to stay in compliance with our covenants or experience an event of default, we could be forced to repay the outstanding borrowings under the Senior Credit Facility. Any such acceleration of such obligation in excess of $100 million would also result in a default under the indenture governing the Notes described below, which could lead to the note holders electing to declare the principal, premium, if any, and accrued and unpaid interest on the then outstanding notes immediately due and payable.

Senior Notes

On September 30, 2016, Versum issued $425 million of 5.5% Senior Notes due 2024. The Notes are unsecured senior obligations of Versum, guaranteed by each of Versum’s subsidiaries that is a guarantor under the Senior Credit Facilities. The Notes bear interest at a rate of 5.5% per annum payable semiannually on March 15 and September 15 of each year, commencing on March 15, 2017. The Notes will mature on September 30, 2024. Versum incurred $1.25 million in debt issuance costs associated with the Notes. Versum distributed the Notes in a non-cash transaction to Air Products as consideration for the contribution of assets by Air Products in connection with the Separation.

Versum may, at its option, redeem some or all of the Notes during such times and at such prices as described in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption.

The Indenture governing the Notes contains various affirmative and negative covenants. Subject to a number of exceptions and qualifications, the restrictive covenants limit our ability and the ability of our restricted subsidiaries to, among other things, incur or guarantee additional indebtedness, pay dividends or make distributions to stockholders and parent entities, repurchase and redeem capital stock, make investments and acquisitions, engage in transactions with affiliates, create liens, merge or consolidate with other companies, transfer or sell assets, including the capital stock of subsidiaries, and prepay, redeem or repurchase indebtedness subordinated to the Notes. In addition, if the Notes achieve an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, Versum will not be subject to certain of such covenants.

The Indenture provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. Any such acceleration in excess of $100 million would also result in a default under the Credit Agreement, which may cause the lenders to declare the principal and accrued and unpaid interest on the then outstanding Senior Credit Facilities immediately due and payable.

Maturities

Maturities of long-term debt are as follows:

Total Debt
(In millions)
Payments due for the year ended September 30,
2017	$5.8
2018	5.8
2019	5.8
2020	5.8
2021	5.8
Thereafter	971.0
Total	$1,000.0

12.LEASES

Lessee Accounting

Operating leases principally relate to real estate and also include distribution equipment and vehicles. Certain leases include escalation clauses, renewal, and purchase options. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense under operating leases, including month-to-month agreements, was $7.6 million in 2016, $8.4 million in 2015, and $9.1 million in 2014.

At September 30, 2016, minimum payments due under leases are as follows:

(In millions)
2017	$6.3
2018	4.8
2019	3.9
2020	3.8
2021	3.6
Thereafter	2.4
Total	$24.8

13.FAIR VALUE

Fair value is defined as an exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 - Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3 - Inputs that are unobservable for the asset or liability based on our own assumptions (about the assumptions market participants would use in pricing the asset or liability).

The methods and assumptions used to measure the fair value of financial instruments are as follows:

Long-term Debt

The fair value of our debt is based on estimates using standard pricing models that take into account the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. These standard valuation models utilize observable market data such as interest rate yield curves and currency spot rates. Therefore, the fair value of our debt is classified as a level 2 measurement. We generally perform the computation of the fair value of these instruments.

The carrying values and fair values of our debt are as follows:

	September 30, 2016
	Fair Value	Carrying Value
(In millions)
Senior Notes	$427.4	$425.0
Term Loan Facility	575.0	575.0
Total debt	$1,002.4	$1,000.0

The carrying amounts reported in the annual combined balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, and accrued income taxes approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

14.RETIREMENT BENEFITS

Air Products offers various long-term benefits to its employees. Where permitted by law, Air Products reserves the right to change, modify or discontinue the plans.

Air Products sponsors defined benefit pension plans and defined contribution plans that are shared amongst its businesses. Participation of our employees in these plans is reflected in the Annual Combined Financial Statements as though we participated in a multiemployer plan with Air Products. In connection with the Separation, a net benefit obligation of approximately $24 million will be transferred to us. These estimates are subject to change based on finalization of retirement benefit plan actions and the population of plan participants transferring to Versum.

Defined Benefit Pensions

The principal Air Products’ defined benefit pension plans are the U.S. salaried pension plan and the U.K. pension plan. These plans were closed to new participants in 2005 and 2011, respectively, and were replaced with defined contribution plans.

Air Products has both funded and unfunded noncontributory defined benefit pension plans covering eligible U.S. employees hired before 2005. The benefits under these plans are based primarily on years of service and compensation during active employment. Air Products’ funding policy is consistent with the funding requirements of federal laws and regulations.

Pension coverage for employees of certain of Air Products non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded.

Defined benefit pension costs of $8 million, $12 million and $12 million were included in the Annual Combined Financial Statements for the years ended September 30, 2016, 2015, and 2014, respectively, based on percent of salary for U.S. employees and active employee headcount in other jurisdictions. No contributions were made on our behalf in these periods.

Defined Contribution Plan

Air Products sponsors several defined contribution plans which cover substantially all U.S. employees and certain non-U.S. employees. The principal defined contribution plan is the U.S. Retirement Savings Plan (“RSP”). The RSP includes a non-leveraged employee stock ownership plan (“ESOP”). The balance of the RSP is a qualified defined contribution plan including a 401(k) elective deferral component. A substantial portion of U.S. employees are eligible and participate. Air Products makes a core contribution to the RSP for certain eligible employees who do not receive their primary retirement benefit from the defined benefit pension plans, with core contributions based on a percentage of pay that is dependent on years of service. Air Products also makes matching contributions as a percentage of employee contributions including an enhanced contribution for certain eligible employees that do not participate in the defined benefit pension plans.

Air Products contributed $5.5 million, $4.5 million and $2.8 million to the U.S. plan on behalf of our employees for the years ended September 30, 2016, 2015, and 2014, respectively. The allocations were based on specific identification of contributions to participants in the plan. Contributions to non-U.S. plans were not material.

15.INCOME TAXES

For purposes of the Annual Combined Financial Statements, our income tax expense and deferred tax balances have been estimated as if we filed income tax returns on a stand-alone basis separate from Air Products.

The following table summarizes the income of U.S. and foreign operations before taxes:

	Year Ended September 30,
	2016	2015	2014
(In millions)
Income Before Taxes
United States	$61.6	$41.7	$6.9
Foreign	217.1	181.2	155.7
Total	$278.7	$222.9	$162.6

The following table shows the components of the provision for income taxes:

	Year Ended September 30,
	2016	2015	2014
(In millions)
Current Tax Provision
Federal	$—	$—	$—
State	0.6	0.5	0.5
Foreign	58.3	31.6	28.0
	58.9	32.1	28.5
Deferred Tax Provision
Federal	1.3	1.4	0.9
State	0.1	0.1	0.2
Foreign	(1.5)	(1.9)	2.3
	(0.1)	(0.4)	3.4
Income Tax Provision	$58.8	$31.7	$31.9

A reconciliation of the differences between the United States federal statutory tax rate and the effective tax rate is as follows:

	Year Ended September 30,
	2016	2015	2014
(Percent of income before taxes)
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.8%	0.6%	—%
Foreign tax differentials	(8.4)%	(12.5)%	(13.8)%
Foreign tax holiday	(2.6)%	(4.3)%	(3.0)%
U.S. taxes on foreign earnings	1.7%	(0.9)%	(0.3)%
Other credit and incentives	(0.3)%	(0.3)%	(0.1)%
Domestic production activities	(0.3)%	—%	—%
Valuation allowance	(6.9)%	(2.8)%	1.8%
Other	2.1%	(0.6)%	—%
Effective Tax Rate	21.1%	14.2%	19.6%

We maintained a valuation allowance in 2014, 2015 and 2016 against U.S. deferred tax accounts resulting primarily from restructuring charges taken in prior periods, as we determined that it was more likely than not that U.S. deferred tax assets would not be realized. These deferred tax assets related primarily to net operating loss and tax credit carryforwards derived from the stand-alone basis calculation. The valuation allowance benefits in 2015 and 2016 shown in the table above relate to the utilization of federal net operating losses as a result of favorable operations.

Foreign tax differentials represent the differences between foreign earnings subject to foreign tax rates lower than the U.S. federal statutory tax rate of 35.0%. Foreign earnings are subject to local country tax rates that are generally below the 35.0% U.S. federal statutory rate. As a result, our effective non-U.S. tax rate is typically lower than the U.S. statutory rate. If foreign pre-tax earnings increase relative to U.S. pre-tax earnings, this rate difference could increase. The primary jurisdictions in which we earn pre-tax earnings subject to lower foreign taxes than the U.S. statutory rate include South Korea, China, Taiwan, and Singapore. As substantially all of our undistributed earnings are in countries with a statutory tax rate of 17% or higher, we do not generate a disproportionate amount of taxable income in countries with very low tax rates. U.S. taxes on foreign earnings include the cost of foreign withholding taxes imposed on dividends paid to U.S. shareholders.

We have certain foreign subsidiaries that were granted seven-year tax holidays, the majority of which expire during the year ending September 30, 2017. The tax benefit of the holidays is reduced by 50% in the last two years of the holiday period. The net benefit of the tax holidays was $7.1 million, $9.6 million, and $4.9 million in 2016, 2015 and 2014, respectively.

The majority of the accrued U.S. federal, state and foreign current income tax balances are treated as settled with Air Products as of the end of each year. Therefore, they are included in Air Products’ net investment in the Annual Combined Financial Statements. Income tax payments made directly by certain foreign subsidiaries, net of refunds, were $9.6 million in 2016, $14.3 million in 2015, and $7.2 million in 2014.

The significant components of deferred tax assets and liabilities are as follows:

	September 30,
	2016	2015
(In millions)
Gross Deferred Tax Assets
Tax loss carryforwards	$13.2	$57.3
Tax credit carryforwards	64.2	49.6
Retirement benefits and compensation accruals	7.6	7.8
Reserves and accruals	8.4	7.7
Other	3.3	1.8
Valuation allowance	(55.6)	(77.7)
Deferred Tax Assets	41.1	46.5
Gross Deferred Tax Liabilities
Intangible assets	41.0	41.9
Plant and equipment	22.2	24.5
Unremitted earnings of foreign entities	2.3	4.3
Partnership investments	1.3	1.4
Other	6.3	6.7
Deferred Tax Liabilities	73.1	78.8
Net Deferred Income Tax Liability	$32.0	$32.1

Deferred tax assets and liabilities are included within the Annual Combined Financial Statements as follows:

	September 30,
	2016	2015
(In millions)
Other noncurrent assets	$10.7	$7.8
Deferred tax liabilities	42.7	39.9
Net Deferred Income Tax Liability	$32.0	$32.1

The federal foreign tax credit carryforward available as of September 30, 2016 was $65.8 million and expires between 2021 and 2026. Of the available $65.8 million of federal foreign tax carryforwards, $4.8 million relates to windfall benefits that will be recorded in additional paid in capital when realized. The federal research credit carryforward as of September 30, 2016 was $3.3 million and expires between 2031 and 2036. The federal foreign tax credit carryforward of $65.8 million netted with the $4.8 million of windfall benefit and the federal research credit of $3.3 million equal the total tax credit carryforwards of $64.2 million in the table above. State loss carryforwards as of September 30, 2016 were $85.6 million and expire between 2018 and 2034. Gross foreign loss carryforwards as of September 30, 2016 were $46.3 million. Foreign loss carryforwards of $26.8 million have expiration periods between 2017 and 2024; the remaining have unlimited carryforward periods.

The federal and state tax carryforwards and credits resulting from the stand-alone basis calculation were utilized against Air Products’ income and are not available as future deductions on tax returns. As such they were not transferred as part of the Separation from Air Products. Due to provisions of local tax law, certain foreign carryforwards were not transferred as part of the Separation from Air Products.

The valuation allowance as of September 30, 2016 is primarily related to the tax benefit of federal tax credit carryforwards and state and foreign loss carryforwards. The $22.1 million decrease in the valuation allowance was primarily due to the utilization of federal, state and foreign loss carryforwards against taxable income. As of September 30, 2016, we believed it would be more likely than not that future earnings and reversal of deferred tax liabilities would be sufficient to utilize the deferred tax asset reflected on the stand-alone financial statements, net of existing valuation allowance.

We record U.S. income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. These cumulative undistributed earnings that were considered to be indefinitely reinvested in foreign subsidiaries and corporate joint ventures is estimated to be $683 million as of September 30, 2016. An estimated $155 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends after payment of all deferred taxes.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

	Year Ended September 30,
(In millions)	2016	2015	2014
Unrecognized Tax Benefits
Balance at beginning of year	$10.3	$16.0	$21.6
Additions for tax positions of the current year	1.9	1.6	2.0
Additions for tax positions of prior years	1.0	0.1	0.4
Reductions for tax positions of prior years	(0.1)	(4.7)	(2.8)
Statute of limitations expiration	(0.2)	(2.7)	(5.2)
Balance at End of Year	$12.9	$10.3	$16.0

At September 30, 2016 and 2015, we had $12.9 million and $10.3 million of unrecognized tax benefits, excluding interest and penalties, of which $12.6 million and $10.0 million, respectively, would impact the tax rate, if recognized.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense and were not material in 2016, 2015, and 2014.

We are currently under examination in a number of tax jurisdictions, some of which may be resolved in the next twelve months. As a result, it is reasonably possible that a change in the unrecognized tax benefits may occur during the next twelve months. However, quantification of an estimated range cannot be made at this time.

We generally remain subject to examination in the following major tax jurisdictions for the years indicated below:

Open Tax Years
Major Tax Jurisdiction
United States	2011-2016
China	2006-2016
South Korea	2010-2016
Taiwan	2011-2016

16.SUPPLEMENTAL INFORMATION

	September 30,
(In millions)	2016	2015
Payables and Accrued Liabilities
Trade creditors	$41.6	$36.6
Customer advances	4.0	8.0
Accrued payroll and employee benefits	33.9	33.9
Other costs associated with business separation, restructuring and cost reduction actions	0.6	4.1
Other	5.7	5.3
	$85.8	$87.9

	September 30,
(In millions)	2016	2015
Other Noncurrent Liabilities
Employee benefits	$3.7	$2.4
Contingencies related to uncertain tax positions	12.9	10.3
Other	3.2	4.5
	$19.8	$17.2

17.COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, Versum is involved in various legal proceedings, including commercial, environmental, health, safety, and product liability matters. Although litigation with respect to these matters is routine and incidental to the conduct of our business, such litigation may result in large monetary awards for compensatory and punitive damages. Versum does not currently believe that there are any legal proceedings, individually or in the aggregate, that are reasonably possible to have a material impact on its financial condition, results of operations, or cash flows. Versum cannot predict the outcome of any litigation or the potential for future litigation.

Environmental and Regulatory Proceedings

From time to time, Versum is also involved in proceedings, investigations, and audits involving governmental authorities in connection with environmental, health, safety, competition, and tax matters. In addition, pursuant to the Separation Agreement, Versum is liable to Air Products for proceedings by the Environmental Protection Agency under the Comprehensive Environmental Response, Compensation, and Liability Act, the federal Superfund law (“CERCLA”); the Resource Conservation and Recovery Act (“RCRA”); and similar state and foreign environmental laws relating to current or former Electronic Materials business sites, and third-party waste disposal facilities used by the Electronic Materials business, that have been designated for investigation or remediation. Versum may be liable for any unknown environmental liabilities related to legacy businesses and sites formerly owned and operated by Air Products related to its former electronics businesses. Versum does not currently believe that there are any environmental or regulatory matters, individually or in the aggregate, that are reasonably possible to have a material impact on our financial condition, results of operations, or cash flows.

Unconditional Purchase Obligations

We have unconditional purchase obligations of approximately $9.0 million for plant and equipment purchases as well as R&D facility enhancements. Otherwise, there are no material obligations.

Any future charges related to the costs of litigation, environmental, or regulatory proceedings for fines, settlements or damages related to any such matters could have a material impact on our results of operations or cash flows in the period incurred. While Versum cannot predict the outcome of any litigation, environmental, or regulatory matter or the potential for future litigation or regulatory action, we have evaluated all litigation, environmental and regulatory proceedings, claims and assessments in which Versum is involved, and do not believe that any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized, if any.

18.SEGMENT AND GEOGRAPHIC INFORMATION

We are comprised of two primary operating segments, Materials and Delivery Systems and Services, under which we manage our operations and assess performance, and a Corporate segment. Our segments are differentiated by the types of products sold.

Materials

The Materials operating segment is an integrated provider of specialty materials for the high-growth electronics industry, focusing on the integrated circuit and flat-panel display markets. This segment provides the global semiconductor industry with high purity process materials for deposition, metallization, chamber cleaning and etching, chemicals mechanical planarization slurries, organosilanes, organometallics and liquid dopants for thin film deposition, and formulated chemical products for post-etch cleaning primarily for the manufacture of silicon and compound semiconductors and thin film transistor liquid crystal displays. The majority of our sales to the semiconductor industry are to large scale multinational companies.

Delivery Systems and Services

The Delivery Systems and Services operating segment designs, manufactures, installs, operates, and maintains chemical and gas delivery and distribution systems for specialty gases and chemicals delivered directly to our customers’ manufacturing tools. In addition, the business provides turnkey installation services during facility construction and startup as well as onsite operating services.

Corporate

The Corporate segment includes certain administrative costs that have been allocated to us such as information technology, general services, human resources, legal, accounting, and other services, as well as foreign exchange gains and losses, and other income and expense that cannot be directly associated with operating segments. Corporate assets primarily include cash and deferred tax assets.

Customers

For the fiscal years ended September 30, 2016, 2015, and 2014, three customers accounted for 10% or more of combined sales from both the Materials and Delivery Systems and Services segments. In 2016, these customers accounted for 21%, 13% and 13% of our combined sales. In 2015, these customers accounted for 21%, 13% and 11% of our combined sales. In 2014, these customers accounted for 19%, 14%, and 11% of our combined sales. No other customer accounted for more than 10% of combined sales in any period.

Products

For the fiscal years ended September 30, 2016 and 2015, a Materials segment product accounted for 10% or more of combined sales from both the Materials and Delivery Systems and Services segments. For the fiscal years ended September 30, 2016 and 2015, this product accounted for 12% and 11% of our combined sales, respectively.

Accounting Policies

The accounting policies of the segments are the same as those described in Note 2, Major Accounting Policies. We evaluate the performance of segments based upon reported segment operating income. Intersegment sales are not material and are recorded at selling prices that approximate market prices.

Segment

	As of and for the year ended September 30,
	2016	2015	2014
(In millions)
Sales
Materials	$756.7	$743.4	$640.0
Delivery Systems and Services	213.4	265.9	302.5
Combined Total	$970.1	$1,009.3	$942.5
Operating Income (Loss)
Materials	$252.3	$213.7	$124.6
Delivery Systems and Services	50.8	49.1	57.6
Corporate	(23.3)	(19.2)	(19.7)
Segment Total	$279.8	$243.6	$162.5
Business separation, restructuring and cost reduction actions	(0.9)	(21.6)	(1.3)
Combined Total	$278.9	$222.0	$161.2
Depreciation and Amortization
Materials	$44.4	$48.1	$52.7
Delivery Systems and Services	2.1	8.3	6.3
Corporate	0.4	0.5	0.5
Combined Total	$46.9	$56.9	$59.5
Equity Affiliates’ Income
Materials	$0.2	$1.0	$1.7
Combined Total	$0.2	$1.0	$1.7
Total Assets
Materials	$733.4	$754.8	$828.1
Delivery Systems and Services	104.0	92.7	137.0
Corporate	206.4	39.9	68.9
Combined Total	$1,043.8	$887.4	$1,034.0
Investment in Net Assets of and Advances to Equity Affiliates
Materials	$—	$12.5	$14.1
Combined Total	$—	$12.5	$14.1
Expenditures for Long-Lived Assets
Materials	$34.4	$21.2	$17.9
Delivery Systems and Services	0.7	0.8	6.0
Corporate	0.7	0.1	0.4
Combined Total	$35.8	$22.1	$24.3

Sales by Product Group

	Year Ended September 30,
	2016	2015	2014
(In millions)
Process Materials	$387.4	$387.3	$321.8
Advanced Materials	369.3	356.1	318.2
Equipment and Installations	150.8	208.3	244.1
Site Services	62.6	57.6	58.4
Total	$970.1	$1,009.3	$942.5

Geographic Information

	Year Ended September 30,
(In millions)	2016	2015	2014
Sales to External Customers
United States	$349.4	$361.3	$330.3
Taiwan	230.8	236.3	228.0
South Korea	217.2	220.3	184.3
China	53.8	70.9	76.9
Europe	57.8	69.2	70.3
Asia, excluding China, Taiwan, and South Korea	61.1	51.3	52.7
Total	$970.1	$1,009.3	$942.5

	September 30,
(In millions)	2016	2015	2014
Long-Lived Assets(A)
United States	$138.3	$139.9	$153.9
South Korea	112.2	105.0	122.0
Taiwan	36.8	39.7	43.7
Asia, excluding Taiwan and South Korea	9.0	16.4	31.4
Europe	0.2	0.1	0.9
Total	$296.5	$301.1	$351.9

(A)	Long-lived assets include plant and equipment, net.

Geographic information is based on country of origin. Included in United States revenues are export sales to third-party customers of $75.8 million in 2016, $54.2 million in 2015, and $58.1 million in 2014.

19.SUBSEQUENT EVENTS

On September 29, 2016, Versum entered into a Separation Agreement with Air Products, pursuant to which Air Products sold its Electronic Materials business to Versum and distributed to Air Products stockholders all of the issued and outstanding shares of common stock of Versum on the basis of one-half share of common stock of Versum for each share of Air Products common stock issued and outstanding in a distribution intended to be tax-free to Air Products stockholders. The Distribution, which was effective on October 1, 2016, was made to Air Products stockholders of record as of the close of business on September 21, 2016. As a result of the Distribution, Versum is now an independent public company and its common stock is listed under the symbol “VSM” on the New York Stock Exchange.

Our Relationship with Air Products

We operate separately as an independent public company. In connection with the Separation and Distribution, on September 29, 2016, Versum and its affiliates entered into various agreements with Air Products and its affiliates contemplated by the Separation Agreement, including the following agreements:
Transition Services Agreement. Under the Transition Services Agreement, Air Products provides certain transition services to us and we provide certain transition services to Air Products. Each party provides these services for a limited time, generally for no longer than 12 to 24 months following the October 1, 2016 Distribution date, for specified fees, which are at cost for services provided by third parties and at cost plus approximately 5% percent for services provided by either us or Air Products, as applicable.
Tax Matters Agreement. The Tax Matters Agreement generally governs Air Products’ and Versum’s respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the contribution, the Distribution or certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for any tax period ending on or before the Distribution date, as well as tax periods beginning after the Distribution date. In addition, the Tax Matters Agreement imposes certain restrictions on us and our subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) designed to preserve the tax-free status of the contribution, the Distribution and certain related transactions. The Tax Matters Agreement includes special rules that allocate tax liabilities in the event the contribution, the Distribution, or certain related transactions fail to qualify as tax-free for U.S. federal income tax purposes. In general, Versum is liable for taxes incurred by Air Products that may arise if Versum takes, or fails to take, as the case may be, certain actions that may result in the contribution, the Distribution or certain related transactions failing to qualify as tax-free for U.S. federal income tax purposes.
Employee Matters Agreement. The Employee Matters Agreement governs the compensation and employee benefit obligations with respect to our current and former employees and those of Air Products. The Employee Matters Agreement allocates liabilities and responsibilities relating to employee compensation and benefits plans and programs and other related matters in connection with the Distribution including, without limitation, the treatment of outstanding Air Products’ equity awards, other outstanding incentive compensation awards, deferred compensation obligations and retirement and welfare benefit obligations.

In 2017, certain international pension plans were legally split. Currently, the funded status of these shared plans is not reflected on Versum’s annual combined balance sheet as the plans are accounted for as multiemployer plans. Upon legal separation of the plans in 2017 the funded status of Versum’s portion of these plans, which is a net pension liability estimated at approximately $24 million, will be reflected on the balance sheet in the first quarter of 2017.

Intellectual Property Agreements. Certain of our subsidiaries entered into agreements with Air Products with respect to intellectual property. A two-way cross-license between Air Products and one of our affiliates requires one of our affiliates to exclusively license to Air Products certain patents for a defined field of use. Correspondingly, Air Products exclusively licensed certain patents to one of our affiliates for a defined field of use. Air Products also granted Versum or one of our affiliates a license under various Engineering Standards developed and owned by it as well as Safety, Health and Environmental Standards and Policies developed and owned by it, for a limited period of time in order to allow us to continue our operations and develop our own Standards and Policies.

20.SUMMARY BY QUARTER (UNAUDITED)

These tables summarize the unaudited results of operations for each quarter of fiscal 2016 and 2015:

	For the Quarter Ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	Total
(In millions)
Sales	$245.5	$233.5	$242.7	$248.4	$970.1
Cost of sales	132.4	132.5	135.9	138.7	539.5
Selling and administrative	23.6	25.7	27.3	33.2	109.8
Research and development	10.9	10.2	11.3	11.5	43.9
Business separation, restructuring and cost reduction actions	(0.9)	(1.8)	1.1	2.5	0.9
Other income (expense), net	1.1	1.0	0.3	0.5	2.9
Operating Income	80.6	67.9	67.4	63.0	278.9
Equity affiliates’ income	0.2	—	—	—	0.2
Interest expense	—	—	—	0.4	0.4
Income Before Taxes	80.8	67.9	67.4	62.6	278.7
Income tax provision	13.4	12.2	17.6	15.6	58.8
Net Income	67.4	55.7	49.8	47.0	219.9
Less: Net Income Attributable to Non-controlling Interests	2.2	1.9	2.0	1.8	7.9
Net Income Attributable to Versum	$65.2	$53.8	$47.8	$45.2	$212.0

	For the Quarter Ended
	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	Total
(In millions)
Sales	$255.1	$258.8	$263.0	$232.4	$1,009.3
Cost of sales	164.7	158.6	153.5	139.7	616.5
Selling and administrative	26.8	27.8	28.4	26.6	109.6
Research and development	9.1	10.0	9.9	11.7	40.7
Business separation, restructuring and cost reduction actions	4.2	1.7	8.6	7.1	21.6
Other income (expense), net	(0.7)	0.7	0.5	0.6	1.1
Operating Income	49.6	61.4	63.1	47.9	222.0
Equity affiliates’ income	0.3	0.4	—	0.3	1.0
Interest expense	0.1	—	—	—	0.1
Income Before Taxes	49.8	61.8	63.1	48.2	222.9
Income tax provision	6.1	11.2	10.8	3.6	31.7
Net Income	43.7	50.6	52.3	44.6	191.2
Less: Net Income Attributable to Non-controlling Interests	1.8	1.8	2.1	1.4	7.1
Net Income Attributable to Versum	$41.9	$48.8	$50.2	$43.2	$184.1

SCHEDULE II
COMBINED
VERSUM MATERIALS, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2016, 2015, and 2014

	Balance at Beginning of Period	Change Charged to Expense	Other Changes (A)	Balance at End of Period
(In millions)
Year Ended September 30, 2016
Allowance for doubtful accounts	$0.8	—	—	$0.8
Allowance for deferred tax assets	$77.7	(20.8)	(1.3)	$55.6
Year Ended September 30, 2015
Allowance for doubtful accounts	$2.2	0.1	(1.5)	$0.8
Allowance for deferred tax assets	$83.3	(4.9)	(0.7)	$77.7
Year Ended September 30, 2014
Allowance for doubtful accounts	$7.9	0.4	(6.1)	$2.2
Allowance for deferred tax assets	$67.1	16.1	0.1	$83.3

(A)	Primarily write-offs of uncollectible trade receivable accounts. Includes impact of foreign currency translation adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures and to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Prior to the Separation, we relied on certain financial information and resources of Air Products to manage specific aspects of our business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as Board of Directors and internal audit, which includes Sarbanes-Oxley compliance. In conjunction with the Separation, we revised and adopted policies, as needed, to meet all regulatory requirements applicable to us as a standalone public company. We continue to review and document our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness. These efforts may lead to additional changes in our internal controls over financial reporting.

During the fourth quarter of fiscal 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we completed our preparations and implementation for a series of changes to our information technology environment, which includes our financial reporting systems, to support the separate financial reporting requirements of Versum Materials, Inc. There were no other changes in our internal control over financial reporting during fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

In accordance with General Instruction G(3) of Form 10-K, certain information required by this Part III is incorporated by reference to the definitive proxy statement relating to our 2017 Annual Meeting of Stockholders (“Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2016.

Item 10. Directors and Officers and Corporate Governance

The information set forth in the Proxy Statement under the headings “Proposal One - Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information regarding our Code of Conduct, our audit committee and our audit committee financial expert under the caption “Corporate Governance and Related Matters” in the Proxy Statement is also incorporated herein by reference.

The Company has adopted a Code of Conduct that applies to all employees, including the Chief Executive Officer, the Chief Financial Officer, and the Principal Accounting Officer. The Code of Conduct can be found at our Internet website at www.versummaterials.com. We intend to disclose on our website future amendments or waivers of our Code of Business Conduct required to be disclosed the rules of either the SEC or the NYSE, on our website within the required periods.

Item 11. Executive Compensation

The information set forth in the Proxy Statement under the heading “Executive Compensation,” “Corporate Governance and Related Matters—Compensation Committee Report,” “Corporate Governance and Related Matters—Compensation Committee Report—Compensation Committee Interlocks and Insider Participation,” and “Director Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained in the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information contained in the sections captioned “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters—Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information regarding our independent registered public accounting firm fees and services in the sections captioned “Audit and Related Fees” and “Corporate Governance and Related Matters—Audit Committee” of the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this annual report:

(1) The Company’s 2016 consolidated financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

(2) Financial Statement Schedules - the following additional information should be read in conjunction with the consolidated financial statements in the Company’s 2016 consolidated financial statements.

Schedule II Valuation and Qualifying Accounts for the three fiscal years ended September 30, 2016.

All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Exhibits - the exhibits filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUM MATERIALS, INC.

By:	/s/ Guillermo Novo
Guillermo Novo
President and Chief Executive Officer
Date:	December 21, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Seifi Ghasemi	Chairman of the Board of Directors	December 21, 2016
Seifi Ghasemi

/s/ Guillermo Novo	President and Chief Executive Officer and Director	December 21, 2016
Guillermo Novo	(Principal Executive Officer)

/s/ George G. Bitto	Senior Vice President and Chief Financial Officer	December 21, 2016
George G. Bitto	(Principal Financial Officer)

/s/ Jessica Feather-Bowman	Controller and Principal Accounting Officer	December 21, 2016
Jessica Feather-Bowman	(Principal Accounting Officer)

/s/ Jacques Croisetière	Director	December 21, 2016
Jacques Croisetière

/s/ Yi Hyon Paik	Director	December 21, 2016
Yi Hyon Paik

/s/ Thomas J. Riordan	Director	December 21, 2016
Thomas J. Riordan

/s/ Susan C. Schnabel	Director	December 21, 2016
Susan C. Schnabel

/s/ Alejandro D. Wolff	Director	December 21, 2016
Alejandro D. Wolff

EXHIBIT INDEX

Exhibit No	Exhibit
2.1
Separation Agreement by and between Air Products and Chemicals, Inc. and Versum Materials, Inc., dated September 29, 2016 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

3.1*	Amended and Restated Certificate of Incorporation of Versum Materials, Inc.
3.2*	Amended and Restated By-Laws of Versum Materials, Inc.
4.1
Indenture, dated September 30, 2016, among Versum Materials, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

4.2	Form of 2024 Note (included in Exhibit 4.1 above)
10.1
Transition Services Agreement by and between Air Products and Chemicals, Inc. and Versum Materials, Inc., dated September 29, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.2
Tax Matters Agreement by and between Air Products and Chemicals, Inc. and Versum Materials, Inc., dated September 29, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.3
Employee Matters Agreement by and between Air Products and Chemicals, Inc. and Versum Materials, Inc., dated September 29, 2016 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.4
Intellectual Property Cross-License Agreement by and between Air Products and Chemicals, Inc. and Versum Materials U.S., LLC, dated September 29, 2016 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.5
Credit Agreement, dated as of September 30, 2016, among Versum Materials, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, swingline lender and an L/C issuer (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.6
Guarantee Agreement, dated as of September 30, 2016, among Versum Materials, Inc., the subsidiary guarantors party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.7
Security Agreement, dated as of September 30, 2016, among Versum Materials, Inc., the subsidiary guarantors party thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.8#	Versum Materials, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)
10.9#	Versum Materials, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)
10.10#	Versum Materials Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)
10.11#	Form Employment Agreement - Designated Executive Officers (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)
10.12#	Form Employment Agreement - Other Executive Officers (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)
10.13#	Form of Founders Grants Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Versum Materials, Inc., filed on November 4, 2016)
10.14*#	Market-Based Restricted Stock Unit Award Agreement
10.15*#	Performance-Based Restricted Stock Unit Award Agreement
10.16*#	Versum Materials Deferred Compensation Plan for Directors
21*	List of Subsidiaries of Versum Materials, Inc.

23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer of Versum Materials, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer of Versum Materials, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
32.1†
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*Filed herewith.
†Furnished herewith.
#Management contract or compensatory plan or arrangement.