Form 10-Q
period 2016-12-31
Versum Materials, Inc.
filed 2017-02-14
CIK 1660690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:  1-37644
VERSUM MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-5632014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8555 South River Parkway, Tempe, Arizona 85284
(Address of principal executive offices) (Zip Code)

(602) 282-1000
(Registrant’s telephone number, including area code)

7201 Hamilton Boulevard, Allentown, Pennsylvania 18195-1501
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

At January 27, 2017, 108,736,979 shares of common stock, par value $1.00 per share, were outstanding.

PRESENTATION OF INFORMATION
All references in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•	“Versum,” “we,” “our,” “us” and “the company” refer to Versum Materials, Inc. and its consolidated subsidiaries for periods subsequent to the Separation and Distribution completed on October 1, 2016.

•	“Air Products” refers to Air Products and Chemicals, Inc. and its consolidated subsidiaries, not including, for all periods following the Separation and Distribution, Versum.

•
References to the “Separation” refer to the legal separation resulting in the allocation, transfer and assignment to Versum of the assets, liabilities and operations of Air Products’ Electronic Materials business and the creation, as a result of the Distribution, of a separate, publicly traded company, Versum, which holds the Electronic Materials business.

•	References to the “Distribution” refer to the distribution by Air Products to its stockholders completed on October 1, 2016, of 100% of the outstanding shares of Versum, as further described herein.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Versum Materials, Inc.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2016	2015
(In millions, except per share data)
Sales	$270.8	$245.5
Cost of sales	150.9	132.4
Selling and administrative	30.2	23.6
Research and development	10.3	10.9
Business separation, restructuring and cost reduction actions	3.2	(0.9)
Other (income) expense, net	(2.9)	(1.1)
Operating Income	79.1	80.6
Equity affiliates’ income	—	0.2
Interest expense	11.5	—
Income Before Income Taxes	67.6	80.8
Income tax provision	15.3	13.4
Net Income	52.3	67.4
Less: Net Income Attributable to Non-controlling Interests	1.5	2.2
Net Income Attributable to Versum	$50.8	$65.2
Net income attributable to Versum per common share:
Basic	$0.47	$0.60
Diluted	$0.47	$0.60
Shares used in computing per common share amounts:
Basic	108.7	108.7
Diluted	109.2	108.7

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2016	2015
(In millions)
Net Income	$52.3	$67.4
Other Comprehensive Income (Loss), net of tax
Translation adjustments, net	(30.1)	4.0
Pension activity, net of tax of $1.5 and $0	(5.5)	—
Total Other Comprehensive Income (Loss)	(35.6)	4.0
Comprehensive Income	16.7	71.4
Net Income Attributable to Non-controlling Interests	1.5	2.2
Other Comprehensive Income (Loss) Attributable to Non-controlling Interests	(1.0)	0.2
Comprehensive Income Attributable to Versum	$16.2	$69.0

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2016	September 30, 2016
(In millions, except share data)
Assets
Current Assets
Cash and cash items	$178.7	$105.6
Restricted cash	—	69.6
Trade receivables, net	133.0	130.0
Inventories	124.7	127.4
Contracts in progress, less progress billings	16.8	19.2
Prepaid expenses	9.4	3.8
Other current assets	31.1	12.4
Total Current Assets	493.7	468.0
Plant and equipment:
Plant and equipment, at cost	889.8	884.7
Less: accumulated depreciation	595.1	588.2
Plant and equipment, net	294.7	296.5
Goodwill	172.6	180.1
Intangible assets, net	72.6	74.8
Other noncurrent assets	53.9	24.4
Total Noncurrent Assets	593.8	575.8
Total Assets	$1,087.5	$1,043.8
Liabilities and Stockholders’ Deficit
Current Liabilities
Payables and accrued liabilities	$120.5	$85.8
Accrued income taxes	32.4	12.7
Current portion of long-term debt	5.8	5.8
Total Current Liabilities	158.7	104.3
Long-term debt	979.4	980.3
Deferred tax liabilities	31.2	42.8
Other noncurrent liabilities	52.4	19.8
Total Noncurrent Liabilities	1,063.0	1,042.9
Total Liabilities	1,221.7	1,147.2
Commitments and Contingencies - See Note 16
Stockholders’ Deficit
Air Products’ net investment	—	(127.3)
Common stock (par value $1 per share; 250,000,000 shares authorized; outstanding 108,736,979)	108.7	—
Capital in excess of par	8.6	—
Accumulated deficit	(241.3)	—
Accumulated other comprehensive loss	(44.6)	(10.0)
Total Versum’s Stockholders’ Deficit	(168.6)	(137.3)
Non-controlling Interests	34.4	33.9
Total Stockholders’ Deficit	(134.2)	(103.4)
Total Liabilities and Stockholders’ Deficit	$1,087.5	$1,043.8
The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2016	2015
(In millions)
Operating Activities
Net income	$52.3	$67.4
Less: Net income attributable to non-controlling interests	1.5	2.2
Net income attributable to Versum	50.8	65.2
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	10.9	11.5
Deferred income taxes	1.7	0.8
Undistributed earnings of unconsolidated affiliates	—	(0.2)
Gain on sale of assets	(0.2)	(0.7)
Share-based compensation	1.6	1.2
Gain on sale of long-lived assets associated with restructuring	—	(1.4)
Other adjustments	(1.1)	5.5
Working capital changes that provided (used) cash:
Trade receivables	(8.6)	6.4
Inventories	(1.3)	1.4
Contracts in progress, less progress billings	2.4	0.3
Payables and accrued liabilities	19.2	(7.7)
Accrued income taxes	10.2	2.0
Other working capital	4.2	2.8
Cash Provided by Operating Activities	89.8	87.1
Investing Activities
Additions to plant and equipment	(9.6)	(7.5)
Proceeds from sale of assets and investments	0.8	17.7
Cash (Used) Provided by Investing Activities	(8.8)	10.2
Financing Activities
Payments on long-term debt	(1.4)	—
Debt issuance costs	(1.7)	—
Net transfers to Air Products	—	(71.8)
Dividends paid to non-controlling interests	—	(2.2)
Other financing activity	0.1	—
Cash Used for Financing Activities	(3.0)	(74.0)
Effect of Exchange Rate Changes on Cash	(4.9)	—
Increase in Cash and Cash Items	73.1	23.3
Cash and Cash items-Beginning of Year	105.6	17.8
Cash and Cash items-End of Period	$178.7	$41.1
The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Capital in Excess of Par	Accumulated Deficit	Air Products’ Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Versum’s Stockholders’ Equity (Deficit)	Non-controlling Interests	Total
(In millions)
Balance, September 30, 2015	$—	$—	$—	$741.5	$(32.8)	$708.7	$32.0	$740.7
Net income	—	—	—	65.2	—	65.2	2.2	67.4
Other comprehensive income	—	—	—	—	3.8	3.8	0.2	4.0
Share-based compensation	—	—	—	1.2	—	1.2	—	1.2
Dividends to non-controlling interests	—	—	—	—	—	—	(2.2)	(2.2)
Net transfers to Air Products	—	—	—	(71.8)	—	(71.8)	—	(71.8)
Balance, December 31, 2015	$—	$—	$—	$736.1	$(29.0)	$707.1	$32.2	$739.3

Balance, September 30, 2016	$—	$—	$—	$(127.3)	$(10.0)	$(137.3)	$33.9	$(103.4)
Net income	—	—	50.8	—	—	50.8	1.5	52.3
Net Transfer to Air Products	—	—	(292.1)	135.4	(1.8)	(158.5)	—	(158.5)
Reclassification of Air Products' net investment to additional paid in capital	—	8.1		(8.1)	—	—	—	—
Issuance of common stock at separation	108.7	—	—	—	—	108.7	—	108.7
Other comprehensive loss	—	—	—	—	(32.8)	(32.8)	(1.0)	(33.8)
Share-based compensation	—	0.5	—	—	—	0.5	—	0.5
Balance, December 31, 2016	$108.7	$8.6	$(241.3)	$—	$(44.6)	$(168.6)	$34.4	$(134.2)

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

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

Basis of Presentation

Prior to the Separation the financial statements and information was prepared on a standalone basis and were derived from Air Products’ consolidated financial statements and accounting records where Versum was a division of Air Products. These financial statements reflect the historical basis and carrying values established when the Company was part of Air Products. Subsequent to the Separation, the accompanying Consolidated Financial Statements are presented on a consolidated basis and include all of the accounts and operations of Versum and its majority-owned subsidiaries. The financial statements reflect the financial position, results of operations and cash flows of Versum in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information.

The financial statements presented herein are unaudited and should be read in conjunction with the Annual Combined Financial Statements presented in the Company's Annual Report on Form 10-K for our fiscal year ended September 30, 2016. Such financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results of operations for the full year.

Prior to the Separation, Air Products provided us with centrally managed services and corporate functions. Accordingly, certain shared costs including but not limited to administrative expenses for information technology, general services, human resources, legal, accounting and other services, had been allocated to us and were reflected as expenses in the financial statements. Expenses had been allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed costs, revenue, operating income or headcount. We consider the expense allocation methodology and results to be reasonable and consistently applied for all periods presented prior to the Separation.

Subsequent to the Separation, Versum has performed most of these functions using its own resources or purchased services. However, the remainder of these functions will continue to be provided by Air Products under various agreements. See Note 3, Related Party Transactions and Transactions with Air Products, for further description of the agreements between Versum and Air Products.

For periods prior to October 1, 2016, the annual combined balance sheets of Versum included Air Products’ assets and liabilities that were specifically identifiable or were otherwise transferred to us, including subsidiaries and affiliates in which Air Products had a controlling financial interest. Also included within our financial statements were the results of certain product lines which had historically been managed by us but were retained by Air Products after the Separation. Air Products performed cash management and other treasury-related functions on a centralized basis for nearly all of its legal entities.

Substantially all cash generated by our business was remitted to Air Products prior to the Separation and therefore accounted for through Air Products’ net investment in the financial statements. Accordingly, Air Products had not allocated any centrally managed cash and cash items to us in the financial statements prior to the Separation. Air Products’ debt and related interest expense had not been allocated to us for any of the periods prior to the Separation since we are not the legal obligor of the debt, and Air Products’ borrowings were not directly attributable to us. There were no other financing arrangements between us and Air Products during the periods presented.

For periods prior to the Separation, Versum’s income tax expense was calculated using the separate return method as if Versum was a separate taxpayer. The majority of the accrued U.S. federal, state, and foreign income tax balances were treated as settled with Air Products as of the end of each year. After the Separation, income tax expense and income tax balances represent Versum’s federal, state and foreign income taxes as an independent company.

Accounting Policies

The policies used in preparing the Consolidated Financial Statements are the same as those used in our Annual Report on Form 10-K for our fiscal year ended September 30, 2016. There have been no significant changes to these accounting policies during the three months ended December 31, 2016.

Estimates and Assumptions

The Consolidated Financial Statements have been prepared in conformity with GAAP, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

2.NEW ACCOUNTING GUIDANCE

Accounting Guidance Implemented

Share-Based Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an update to simplify the accounting for employee share-based payments, including the income tax impacts, the classification on the statement of cash flows, and forfeitures. The amendments are effective for fiscal year 2018, with early adoption permitted. As of the first quarter of fiscal year 2017, we have adopted this guidance.

New Accounting Guidance to be Implemented

Goodwill Impairment

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment, which removes Step 2 from the goodwill impairment test. The guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those periods, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.

Business Combinations

In January 2017, the FASB issued guidance on the definition of a business in business combinations. The guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

Revenue Recognition

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year, while providing the option to early adopt the standard on the original effective date. Accordingly, we will have the option to adopt the standard in either fiscal year 2018 or 2019. In December 2016 there were further updates to the original guidance that did not revise the effective date. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the adoption alternatives and impact that this standard and respective updates will have on our Consolidated Financial Statements.

Going Concern

In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year of the issuance of the financial statements. If substantial doubt exists, additional disclosures would be required. This guidance will be effective beginning in the fourth quarter of fiscal year 2017, with early adoption permitted. This guidance is not expected to have a significant impact on our Consolidated Financial Statements.

Measurement of Inventory

In July 2015, the FASB issued guidance to simplify the measurement of inventory recorded using either the FIFO or average cost basis by changing the subsequent measurement guidance from lower of cost or market to the lower of cost or net realizable value. Inventory measured using LIFO is not impacted. The guidance is effective for us beginning in fiscal year 2018 and will be applied prospectively, with early adoption permitted. This guidance is not expected to have a significant impact on our Consolidated Financial Statements.

Leases

In February 2016, the FASB issued guidance which requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, including operating leases, with a term in excess of 12 months. The guidance also expands the quantitative and qualitative disclosure requirements. The guidance is effective in fiscal year 2020, with early adoption permitted, and must be applied using a modified retrospective approach. We are currently evaluating the impact of adopting this new guidance on our Consolidated Financial Statements. The Company is currently the lessee under various agreements for distribution equipment and vehicles that are currently accounted for as operating leases. The new guidance requires the lessee to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations.

Cash Flow Statement Classification

In August 2016, the FASB issued guidance to reduce diversity in practice on how certain cash receipts and cash payments are classified in the statement of cash flows. The guidance is effective beginning fiscal year 2019, with early adoption permitted, and should be applied retrospectively. We are currently evaluating the impact of adopting this new guidance on our Consolidated Financial Statements.

3.RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AIR PRODUCTS

Allocation of Expenses

Prior to the Separation, Air Products provided us with centrally managed services and corporate functions. Accordingly, certain shared costs including but not limited to administrative expenses for information technology, general services, human resources, legal, accounting and other services, had been allocated to us and are primarily reflected as expenses in the Corporate segment in the Consolidated Financial Statements. Expenses had been allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed costs, revenue, operating income, or headcount. We consider the expense allocation methodology and results to be reasonable and consistently applied for all periods presented.

Total costs allocated to us in the consolidated income statements are summarized below:

	Three Months Ended December 31,
	2016	2015
(In millions)
Cost of sales	$—	$0.8
Selling and administrative	—	4.0
Research and development	—	0.3
Business restructuring and cost reduction actions	—	0.1
Total Allocated Costs	$—	$5.2

These allocated costs are reflected in “Air Products’ net investment” and in the consolidated statements of cash flows as a financing activity in “Net transfers (to) from Air Products.” It is impracticable to quantify the amount of expenses that Versum would have incurred on a stand-alone basis for periods prior to the Separation.

Prior to the Separation, certain of our employees participated in share-based compensation and retirement benefit plans that are sponsored and administered by Air Products or its affiliates. The costs of these plans associated with our employees are included in the Consolidated Financial Statements, but excluded from the table of allocated costs above. Our consolidated balance sheet at September 30, 2016 does not include the share-based compensation instrument.

Agreements with Air Products

In connection with the Separation and Distribution, Versum and its affiliates entered into various agreements with Air Products and its affiliates contemplated by the Separation Agreement, including the following agreements:

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

4.BUSINESS SEPARATION, RESTRUCTURING AND COST REDUCTION ACTIONS

The charges we record for business restructuring and cost reduction actions have been excluded from segment operating income.

During the three months ended December 31, 2016, we recognized a net charge of $3.2 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and our headquarters and set up of the stand-alone organization.

During the three months ended December 31, 2015, we recognized a net gain of $0.9 million. The net gain included a charge of $0.5 million for severance and other benefits related to the elimination of approximately 20 positions as part of cost reduction activities. In addition, we recognized a $1.4 million gain on the sale of assets that were previously written down to carrying value of zero. The majority of these actions pertain to the Materials segment.

The following table summarizes the carrying amount of the accrual for the business realignment and reorganization at December 31, 2016 and 2015:

	Severance and Other Benefits	Asset Actions/Other	Total
(In millions)
Balance, September 30, 2016	$0.6	$—	$0.6
Current Period Charge	0.2	—	0.2
Cash Payments	(0.7)	—	(0.7)
Balance, December 31, 2016	$0.1	$—	$0.1

5.SALE OF EQUITY AFFILIATE

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

6.INVENTORIES

The components of inventories are as follows:

	December 31, 2016	September 30, 2016
(In millions)
Inventories at FIFO cost
Finished goods	$81.5	$94.0
Work in process	8.1	12.3
Raw materials, supplies and other	43.1	29.4
	132.7	135.7
Less: Excess of FIFO cost over LIFO cost	(8.0)	(8.3)
Inventories	$124.7	$127.4

First-in, first- out (FIFO) cost approximates replacement cost.

7.GOODWILL

Changes to the carrying amount of goodwill by segment are as follows:

	Materials	Delivery Systems and Services	Total
(In millions)
Balance at September 30, 2016	$162.6	$17.5	$180.1
Currency translation adjustment	(7.0)	(0.5)	(7.5)
Balance at December 31, 2016	$155.6	$17.0	$172.6

Goodwill is subject to impairment testing in the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of goodwill might not be recoverable. There were no events or circumstances indicating that goodwill might be impaired at December 31, 2016.

8.DEBT

Components of Debt

	December 31, 2016	September 30, 2016
(In millions)
Term loan facility under Credit Agreement	$573.6	$575.0
Revolving facility under Credit Agreement	—	—
5.500% Senior Notes due 2024	425.0	425.0
Total debt	998.6	1,000.0
Less debt discount	2.8	2.8
Less deferred debt costs	10.6	11.1
Less current portion of long-term debt	5.8	5.8
Debt payable after one year	$979.4	$980.3

Credit Agreement

On September 30, 2016, Versum entered into a credit agreement (the “Credit Agreement”) providing for a senior secured first lien term loan B facility of $575 million (the “Term Facility”) and a senior secured first lien revolving credit facility of $200 million (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facilities”). The Senior Credit Facilities are guaranteed by Versum’s material direct and indirect wholly-owned domestic restricted subsidiaries and secured by substantially all of the assets of Versum and its subsidiary guarantors.

Borrowings under the Term Facility bear interest at a rate of either LIBOR (adjusted for statutory reserve requirements), subject to a minimum floor of 0.75%, plus a margin of 2.50% or an alternate base rate, subject to a minimum floor of 1.75%, plus a margin of 1.50% (effective rate of 3.50% as of December 31, 2016). The Term Facility matures on September 30, 2023, and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Facility, with the balance payable on September 30, 2023.

Borrowings under the Revolving Facility bear interest initially at a rate of either LIBOR (adjusted for statutory reserve requirements) plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%, and after delivery of the financial statements for the first full fiscal quarter, subject to a 0.25% margin reduction based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period. A commitment fee of 0.375% initially, subject to a reduction to 0.25% based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period after delivery of the financial statements for the first full fiscal quarter, on the unused portion of the Revolving Facility is payable quarterly in arrears. Letter of credit fees are payable on outstanding letters of credit under the Revolving Facility, and fronting fees equal to a percentage to be agreed with each issuing bank (not to exceed 0.125%) are payable to the issuing banks. The Revolving

Facility matures on September 30, 2021. A maximum first lien net leverage ratio covenant (total debt net of cash on hand to total adjusted EBITDA) of 3.25:1.00 will apply if we draw upon the Revolving Facility. As of December 31, 2016, we had availability of $200 million under Revolving Facility.

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

The agreements governing our indebtedness contain a number of affirmative and negative covenants. We were in compliance with all of our covenants at December 31, 2016.

9.INCOME TAXES

As discussed in Note 1, the Separation of Versum from Air Products was completed on October 1, 2016. In connection with the Separation and as a result of the change from the separate return method under the carve-out financial statements, Versum adjusted certain current and deferred tax accounts, including a net decrease in deferred tax liabilities of approximately $22.7 million and a net increase in tax payable of approximately $11.0 million.

Versum records U.S. income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. In conjunction with the Separation, Versum changed its indefinite reinvestment assertion on certain earnings of foreign subsidiaries. As a result, foreign withholding tax cost of $1.1 million was recognized.

10.FINANCIAL INSTRUMENTS

We enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. During the three months ended December 31, 2016, this portfolio of forward exchange contracts consisted primarily of Korean Won and U.S. dollars as well as Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding and designated as a cash flow hedge at December 31, 2016 is 9 months. At December 31, 2016, the total notional principal amount of our outstanding hedge contracts was $85.3 million.

As of December 31, 2016 there were no derivatives not designated as hedging instruments. The table below summarizes the fair values of our derivatives designated as hedging instruments and balance sheet location of these outstanding derivatives:

	December 31, 2016
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$0.8	Payables and accrued liabilities	$3.8

Refer to Note 11, Fair Value, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our forward contract cash flow hedges and forward contracts not designated as hedging instruments:

Three Months Ended December 31, 2016
(In millions)
Cash Flow Hedges, net of tax:
Net loss recognized in OCI (effective portion)	$(3.4)
Net loss reclassified from OCI to other (income) expense, net (effective portion)	3.4
Derivatives Not Designated as Hedging Instruments:
Net loss recognized in other (income) expense, net(A)	$0.2

(A)
The impact of the non-designated hedges noted above was largely offset by gains and losses resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies. There were no non-designated hedges outstanding at December 31, 2016.

The amount of cash flow hedges’ unrealized gains and losses at December 31, 2016 that are expected to be reclassified to earnings in the next twelve months is not material.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

11.FAIR VALUE

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

The methods and assumptions used to measure the fair value of financial instruments are as follows:

Derivatives

The fair value of our forward exchange contracts are quantified using the income approach and are based on estimates using standard pricing models. These models take into account the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. The computation of the fair values of these instruments is generally performed by the Company. These standard pricing models utilize inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. Therefore, the fair value of our derivatives is classified as a level 2 measurement.

Refer to Note 10, Financial Instruments, for a description of derivative instruments, including details on the balance sheet line classifications.

Long-term Debt

The fair value of our senior notes is based primarily on quoted market prices reported on or near the respective balance sheet date and is therefore level 1. The fair value of our term loan facility debt is based on estimates using standard pricing models that take into account the value of future cash flows as of the balance sheet date, discounted to a present value using market based assumptions including published interest rates. This standard valuation model utilizes observable market data therefore, the fair value of our debt is classified as a level 2 measurement.

The carrying values and fair values of our derivatives and debt are as follows:

	December 31, 2016
	Fair Value	Carrying Value
(In millions)
Assets
Forward Exchange Contracts	$0.8	$0.8

Liabilities
Forward Exchange Contracts	$3.8	$3.8
Long-term Debt
Senior Notes	$436.7	$425.0
Term Loan Facility	577.9	573.6
Total Long-term Debt	$1,014.6	$998.6

The carrying amounts reported in the consolidated balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, and accrued income taxes approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

12.RETIREMENT BENEFITS

For periods prior to October 1, 2016, Air Products offered various long-term benefits to our employees through defined benefit pension plans and defined contribution plans. Prior to the Separation on October 1, 2016, participation of our employees in these plans is reflected in the Consolidated Financial Statements as though we participated in a multi-employer plan with Air Products.

Defined Benefit Pensions

In 2017, certain international pension plans were legally split from Air Products. Our plans provide certain international employees in Germany, Korea and Taiwan who previously participated in the Air Products plans the same defined benefit pension benefits that had previously been provided by Air Products. In connection with the Separation, Versum assumed defined benefit pension plan assets of approximately $3 million and a benefit obligation of approximately $27 million. The net benefit obligation of $24 million is reflected on our consolidated balance sheet as of December 31, 2016. Actuarial assumptions used for the Versum plans are the same as those used by Air Products.

The components of net periodic pension costs for Versum’s defined benefit pension plans are as follows:

Three Months Ended December 31, 2016
(In millions)
Service cost	$0.6
Interest cost	0.1
Actuarial loss amortization	0.1
Net periodic pension cost	$0.8

Defined Contribution Plan

Prior to the Separation, Air Products sponsored several defined contribution plans which covered substantially all U.S. employees and certain non-U.S. employees. Versum received an allocation of the total cost of defined contribution plans from Air Products.

Upon Separation, our employees’ balances were transferred to a new Versum defined contribution plan.

The following table summarizes our defined contribution expense:

	Three Months Ended December 31,
	2016	2015
(In millions)
Defined contribution expense	$1.9	$1.4

13.SHARE-BASED COMPENSATION

In accordance with the Employee Matters Agreement entered into between Versum and Air Products on September 29, 2016 in connection with the Separation, all share-based compensation awards previously granted to Versum employees under Air Products’ Long-Term Incentive Plan that were outstanding on October 1, 2016, other than restricted stock, were adjusted and converted into Versum equity with substantially the same terms and conditions as the original Air Products awards. To preserve the aggregate intrinsic value of these share-based compensation awards, as measured immediately before and immediately after the Separation, each holder of Air Products share-based compensation awards generally received an adjusted award denominated in Versum equity as follows: (a) Air Products stock options were converted into options to purchase Versum common stock, with the number and exercise price adjusted to maintain economic value; (b) Air Products time-based restricted stock units were converted to Versum time-based restricted stock units, with the number adjusted to maintain economic value; (c) Air Products performance shares in the form of market-based restricted stock units were converted to Versum market-based restricted stock units, with the number adjusted to maintain economic value; and (d) holders of Air Products restricted stock received one-half of a fully vested share of Versum common stock for every share of Air Products restricted stock held at the time of the Separation, as if such holder held fully vested Air Products common stock on the record date. The converted awards will continue to vest over the original vesting period defined at the grant date.

Versum was allocated share-based compensation expense associated with its employees based on these adjusted and converted share-based compensation awards. As a result of the conversion, we have the following outstanding share-based compensation awards: (a) stock options; (b) time-based restricted stock units; and (c) market-based restricted stock units. In addition, during the three months ended December 31, 2016, under the Versum Long-Term Incentive Plan we made a one-time Founders grant of time-based restricted stock units and we made fiscal 2017 annual awards of market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue new shares upon the payout of restricted stock units and the exercise of stock options. As of December 31, 2016, there were 3.3 million shares available for future grant under the Versum Long-Term Incentive Plan.

Share-based compensation awards cost recognized in the consolidated income statement is summarized below:

Three Months Ended December 31, 2016
(In millions)
Before-Tax Share-Based Compensation Award Cost	$1.6
Income Tax Benefit	0.5
After-Tax Share-Based Compensation Award Cost	$1.1

Before-tax share-based compensation award cost is primarily included in selling and administrative expense on our consolidated income statements.

Total before-tax share-based compensation award cost by type of program was as follows:

Three Months Ended December 31, 2016
(In millions)
Restricted stock units	$1.5
Stock options	0.1
Before-Tax Share-Based Compensation Cost	$1.6

Restricted Stock Units

Converted share-based compensation awards. As a result of the conversion in connection with the Separation described above, Versum executive officers and employees have outstanding time-based restricted stock units and market-based restricted stock units. These converted restricted stock units entitle the recipient to one share of common stock and accumulated dividends upon vesting. The payout of the converted market-based restricted stock units is conditioned on continued employment during a three year deferral period subject to payout upon death, disability, or retirement. The earn out amount of these awards is based on a formula to be determined by the Versum Compensation Committee. The converted time-based restricted stock units vest four years after the grant date subject to payout upon death, disability or retirement. Upon involuntary termination without cause, a pro rata portion of restricted stock units will vest. Dividend equivalents are paid in cash and equal the dividends that would have accrued on a share of stock from the grant date to the vesting date.

New share-based compensation awards

During the three months ended December 31, 2016, under the Versum Long-Term Incentive Plan we made a one-time Founders grant of 424,247 time-based restricted stock units at a weighted-average grant-date fair value of $22.53 per unit. One third of the Founders RSUs vest on October 1, 2018, one third vest on October 1, 2019, and one third vest on October 1, 2020, subject to the holder’s continued employment with the Company.

In addition, during the three months ended December 31, 2016, under its Long-Term Incentive Plan Versum granted 304,520 market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. The performance-based restricted stock units are earned at the end of a performance period beginning October 1, 2016 and ending September 30, 2019, conditioned on the level of Versum’s total shareholder return in relation to a defined peer group over the three-year performance period. The performance-based market stock units are earned based on the percentage change in the price of Versum’s common stock over the performance period beginning October 1, 2016 and ending September 30, 2019. Subject to the recipient’s continued employment, these restricted stock units generally vest on the date that the Versum Committee certifies the payout determination under the performance goals, which date must be within 90 days after the end of the performance period. Vesting is subject to certain exceptions in the event of involuntary termination by Versum, death, disability or retirement. Under GAAP, both the performance-based restricted stock units and performance-based market stock units are considered market-based awards. Upon vesting, each restricted stock unit represents the right to receive one share of our common stock. Dividend equivalent rights accrue for these awards, but do not vest unless the underlying awards vest.

The market-based restricted stock units awarded during the three months ended December 31, 2016 had an estimated grant-date fair value of $29.68 per unit for the performance-based restricted stock units and $28.37 for the performance-based market stock units. The fair value of market-based restricted stock units was estimated using a Monte Carlo simulation model as these equity awards are tied to a market condition. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards.

We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period; however, expense recognition is accelerated for retirement eligible individuals who meet the requirements for vesting upon retirement.

The calculation of the fair value of market-based restricted stock units used the following assumptions:

Three Months Ended December 31, 2016
(In percentages)
Expected volatility	28.7%
Risk-free interest rate	1.4%

A summary of restricted stock unit activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	22.85
Granted	0.7	25.30
Paid out	(0.1)	15.55
Forfeited/adjustments	—	—
Outstanding at December 31, 2016	1.1	$25.18

No cash payments were made for restricted stock units for the three months ended December 31, 2016. As of December 31, 2016, there was $21.0 million of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value of restricted stock units paid out during the three months ended December 31, 2016, including shares vested in prior periods, was $1.5 million.

Stock Options

We may grant awards of options to purchase common stock to executive officers and selected employees. All of our outstanding stock options are a result of the conversion in connection with the Separation as described above. The exercise price of stock options equals the market price of our stock on the date of the grant. Options generally vest incrementally over three years, and remain exercisable for ten years from the date of grant.

During the three months ended December 31, 2016, no stock options were granted.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	18.37
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2016	0.5	$18.36

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding at December 31, 2016	6.1	$5.1
Exercisable at December 31, 2016	6.0	5.1

The aggregate intrinsic value represents the amount by which our closing stock price of $28.07 as of December 31, 2016 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of December 31, 2016, there was $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.9 years.

No stock options were exercised during the three months ended December 31, 2016.

14.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below summarizes changes in accumulated other comprehensive loss (AOCL), net of tax:

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance at September 30, 2016	$(0.2)	$(9.8)	$—	$(10.0)
Other comprehensive loss before reclassifications	(3.4)	(33.9)	—	(37.3)
Net transfers from Air Products	—	3.8	(5.6)	(1.8)
Amounts reclassified from AOCL	3.4	—	0.1	3.5
Net current period other comprehensive loss	—	(30.1)	(5.5)	(35.6)
Other comprehensive loss attributable to non-controlling interest	—	(1.0)	—	(1.0)
Balance at December 31, 2016	$(0.2)	$(38.9)	$(5.5)	$(44.6)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

Three Months Ended December 31, 2016
(In millions)
Loss on Cash Flow Hedges, net of tax(A)	$3.4
Pension and Postretirement Benefits, net of tax(B)	0.1

(A)	The impact is reflected in Other (income) expense. Refer to Note 10, Financial Instruments, for further information.

(B)	The components include actuarial loss amortization and is reflected in net periodic benefit cost. Refer to Note 12, Retirement Benefits, for further information.

15.EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2016	2015
(In millions, except per share data)
Numerator
Net Income Attributable to Versum	$50.8	$65.2
Denominator
Weighted average number of common shares - Basic	108.7	108.7
Effect of dilutive securities
Employee stock option and other award plans	0.5	—
Weighted average number of common shares - Diluted	109.2	108.7

Earnings Per Common Share Attributable to Versum
Net Income Attributable to Versum - Basic	$0.47	$0.60
Net Income Attributable to Versum - Diluted	0.47	0.60

The computation of basic and diluted earnings per common share is calculated assuming the number of shares of Versum common stock outstanding on October 1, 2016 had been outstanding at the beginning of each period presented. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no equity awards in Versum outstanding prior to the Separation. See Note 1 for further discussion of the Separation.

For the three months ended December 31, 2016, outstanding share-based awards of 0.2 million shares were anti-dilutive and therefore excluded from the computation of diluted earnings per share.

16.COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, Versum may be involved in various legal proceedings, including commercial, environmental, health, safety, and product liability matters. Although litigation with respect to these matters is routine and incidental to the conduct of our business, such litigation may result in large monetary awards for compensatory and punitive damages. Versum does not currently believe that there are any legal proceedings, individually or in the aggregate, that are reasonably possible to have a material impact on its financial condition, results of operations, or cash flows. While Versum cannot predict the outcome of any litigation, environmental, or regulatory matter or the potential for future litigation or regulatory action, we have evaluated all litigation, environmental and regulatory proceedings, claims and assessments in which Versum is involved, and do not believe that any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized, if any.

Refer to Note 17 of "Notes to the Consolidated Financial Statements" in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, for additional information regarding commitments and contingencies.

17.SEGMENT INFORMATION

We are comprised of two primary operating segments, Materials and Delivery Systems and Services, under which we manage our operations and assess performance, and a Corporate segment. Our segments are differentiated by the types of products sold.

Segment

	Three Months Ended December 31,
	2016	2015
(In millions)
Sales
Materials	$208.0	$188.8
Delivery Systems and Services	61.9	56.7
Corporate	0.9	—
Total	$270.8	$245.5
Operating Income (Loss)
Materials	$72.9	$68.5
Delivery Systems and Services	12.4	15.9
Corporate	(3.0)	(4.7)
Segment Total	$82.3	$79.7
Business separation, restructuring and cost reduction actions	(3.2)	0.9
Total	$79.1	$80.6

	December 31, 2016	September 30, 2016
(In millions)
Total Assets
Materials	$725.0	$733.4
Delivery Systems and Services	96.5	104.0
Corporate	266.0	206.4
Total	$1,087.5	$1,043.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2016, included in our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by references to future periods, and include statements about the fiscal year 2017 outlook for Versum, expectations as to future sales, operating income, cash flow, and Adjusted EBITDA, future profitability, our future operating results on a segment basis, capital and other expenditures, estimates of the size of the market for our products, estimates of the success of other competing technologies that may become available, and other matters. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target” and similar expressions, generally identify forward-looking statements, which are based on management’s reasonable expectations and assumptions as of the date the statements were made. Actual results and the outcomes of future events may differ materially from those expressed or implied in the forward-looking statements because of a number of risks and uncertainties, including, without limitation, weakening of global or regional general economic conditions and product supply versus demand imbalances in the semiconductor industry could decrease the demand for our goods and services; our concentrated customer base; our ability to continue technological innovation to meet the evolving needs of our customers; our inability to protect and enforce intellectual property rights; operational, political and legal risks of our international operations; hazards associated with specialty chemical manufacturing could disrupt our operations or the operations of our suppliers or customers; changes in government regulations in the countries we operate; raw material shortages and price increases; sole source and limited source suppliers; fluctuation of currency exchange rates; increased competition; our ability to successfully complete the transition to an independent public company; increased costs as a separate public company; and other risk factors described in our most recent Annual Report on Form 10-K, as revised and updated by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K which have been filed with the Securities and Exchange Commission (“SEC”) and are available on the Internet at www.sec.gov. Versum disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in assumptions, beliefs or expectations or any change in events, conditions, or circumstances upon which any such forward-looking statements are based, except as required by applicable law.

The discussion that follows includes comparisons to non-GAAP financial measures. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which, when viewed together with our financial results reported in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance and projected future results. The reconciliation of reported GAAP results to non-GAAP measures is presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Description of the Company

Versum is a global business that provides innovative solutions for specific customer applications based on our expertise in specialty materials for the semiconductor industry. Versum is comprised of two operating segments, Materials and Delivery Systems and Services (“DS&S”), under which we manage our operations and assess performance, and a Corporate segment. Strong customer relationships, collaborative development, technology leadership, unique product positioning and a strong global infrastructure with in-region flexible manufacturing capabilities are fundamental to our business.

Our business is a leading global producer of critical materials, including high purity process materials, cleaners and etchants, slurries, organosilanes and organometallics, and equipment which we sell to the semiconductor and display industries. Through our global network, our business positions its research, manufacturing and technical support close to its customer facilities, enabling supply chain optimization and rapid response times to product and service needs. Many of our products have undergone rigorous product performance and quality reviews by our customers to be qualified for use in their products or manufacturing processes. Once these qualification processes are completed and our products are designated by our customers for use in their processes or products, it is often time consuming and costly for our customers to change suppliers. Our products perform critical tasks in customers’ products or manufacturing processes, yet typically represent a very small portion of the cost of the end product. Over the last 20 plus years, we have developed strong relationships with the majority of the industry-leading Integrated Device Manufacturers, Foundries and Original Equipment Manufacturers through on-site service and technical personnel at these customers’ facilities.

In addition to our two operating segments, our Corporate segment includes certain administrative costs associated with operating a public company, foreign exchange gains and losses and other income and expense that cannot be directly associated with operating segments. Assets in the Corporate segment include cash and deferred tax assets.

Our Markets

Our business is driven primarily by the demand for semiconductors for both logic and memory and to a lower extent, displays. Growth in mobile devices, cloud computing, connectivity and data monitoring and storage are driving increasing demand for semiconductors and displays into durable goods and other devices. This has resulted in increased correlation between semiconductor demand and global gross domestic product (“GDP”). In our Materials segment, demand for our products is correlated to the level of semiconductor production which in turn is correlated to general GDP. Demand for our products is further enhanced by participation in the advanced technologies and changing architecture of semiconductor devices. In our DS&S segment, product demand more closely follows the amount of capital investment for equipment and manufacturing capacity in the semiconductor industry and sales are impacted, in part, by turnkey installation activity levels which can be impacted by capital investment by our customers.

Looking at fiscal 2017, we expect growth in our business to continue due to favorable trends in the underlying semiconductor market. This includes strong VNAND memory demand and acceleration of 10 NM advanced logic devices. Capital spending by the semiconductor industry is expected to continue to remain strong, driving demand for equipment in our DS&S segment. In addition, improving semiconductor output levels are expected to fuel materials usage. We expect the continued advancement of 7 NM advanced logic technology to lead to further growth towards the end of fiscal 2017 and into fiscal 2018.

Longer term semiconductor industry growth is expected to remain attractive, growing at rates equal to or greater than GDP, driven by mobile device sales (e.g., tablets, smart phones) and expansion of cloud computing and the servers necessary to support these macro trends. With the emergence of the Internet of Things (“IoT”) the number of connected devices is estimated to be six times the global population by 2020, up from two times the global population in 2015. While technology advancement into new nodes is expected to continue to drive the need for new materials, IoT is expected to prolong the life of existing nodes and therefore the life of existing materials.

Performance Summary - First Quarter 2017 vs First Quarter 2016

•
Sales of $270.8 million increased $25.3 million, or 10.3%. Underlying sales increased by 10% due to higher volumes of 13% partially offset by unfavorable price/mix of 3%, as demand for many advanced materials and process materials products and DS&S equipment sales were partially offset by unfavorable price/mix in the materials segment.

•
Operating income of $79.1 million decreased $1.5 million, or 1.9%, due to higher costs of $15 million, unfavorable price/mix of $6 million and higher business separation, restructuring and cost reduction actions of $4 million partially offset by higher volumes of $22 million and favorable currency impacts of $1 million. Operating income margin is 29.2%, down 360 basis points (“bp”).

•
Adjusted EBITDA of $93.2 million increased $1.8 million, or 2.0%, primarily due to higher volumes of $22 million and a favorable currency impact of $1 million partially offset by higher operating costs of $15 million and unfavorable price/mix of $6 million. Adjusted EBITDA margin is 34.4%, down 280 bp.

•	Cash flow from operations was $89.8 million during the quarter, with cash used for capital spending of $9.6 million, including $2.8 million related for restructuring activities.

RESULTS OF OPERATIONS

Discussion of Consolidated Results-December 31, 2016 vs. December 31, 2015

	Three Months Ended December 31,
	2016	2015
(In millions)
Sales	$270.8	$245.5
Cost of sales	150.9	132.4
Selling and administrative	30.2	23.6
Research and development	10.3	10.9
Business separation, restructuring and cost reduction actions	3.2	(0.9)
Other (income) expense, net	(2.9)	(1.1)
Operating income	79.1	80.6
Equity affiliates’ income	—	0.2
Interest expense	11.5	—
Income Before Taxes	67.6	80.8
Income tax provision	15.3	13.4
Net Income	52.3	67.4
Less: Net Income Attributable to Non-controlling Interests	1.5	2.2
Net Income Attributable to Versum	$50.8	$65.2
Non-GAAP Basis
Adjusted EBITDA	$93.2	$91.4

Three Months Ended December 31, 2016 vs. 2015

% Change from Prior Period
Three Months Ended December 31, 2016
Sales
Underlying business
Volume	13%
Price/mix	(3)%
Currency	—%
Total Versum Change	10%

Sales of $270.8 million increased $25.3 million, or 10.3%. Underlying sales increased by 10% due to higher volumes of 13% partially offset by unfavorable price/mix of 3%. The Materials segment’s underlying sales increased 10% from strong memory market demand and advanced logic new node ramps partially offset by unfavorable price/mix. The DS&S segment’s underlying sales increased 9% primarily due to higher volumes from gas equipment sales driven by the continued high level of semiconductor industry capital spending.

Operating Income and Margin

Operating income of $79.1 million decreased $1.5 million, or 1.9%, due to higher costs of $15 million in part due to the increased cost of being a separate company, unfavorable price/mix of $6 million and higher business separation, restructuring and cost reduction actions of $4 million partially offset by higher volumes of $22 million and favorable currency impacts of $1 million. Operating margin decreased 360 bp, primarily from higher operating costs and unfavorable price/mix.

Cost of Sales and Gross Profit Margin

Cost of sales of $150.9 million increased $18.5 million, or 14.0%, as a result of higher delivery systems activity of $9 million, higher operating costs of $6 million and higher raw materials cost of $4 million due to higher volumes. Gross profit margin of 44.3% decreased by 180 bps primarily as a result of unfavorable costs of 410 bp partially offset by favorable volume of 250 bp.

Selling and Administrative Expense

Selling and administrative expense of $30.2 million increased by $6.6 million. The increase was primarily due to increased staffing as a result of the separation and higher incentive compensation. Selling and administrative expense as a percent of sales increased to 11.2% from 9.6%.

Research and Development

Research and development expense of $10.3 million decreased $0.6 million, or 5.5%, due to a temporary head count reduction from our ongoing relocation of research and development activities and a higher level of technical service activity versus spending on research and development activities. Research and development expense as a percent of sales decreased to 3.8% from 4.4%.

Business Separation, Restructuring and Cost Reduction Actions

During the three months ended December 31, 2016, we recognized a net charge of $3.2 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and our headquarters and set up of the stand-alone organization.

Other (Income) Expense, Net

Items recorded to other (income) expense, net arise from transactions and events not directly related to our principal income earning activities.

Other (income) expense, net was $2.9 million for the three months ended December 31, 2016 compared to $1.1 million three months ended December 31, 2015. The increase is primarily related to foreign exchange gains.

Interest Expense

Interest incurred increased $11.5 million. The increase was driven by interest expensed on the debt financed in September 2016.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 22.6% for the three months ended December 31, 2016 compared to 16.6% for the three months ended December 31, 2015. The increase in effective tax rate was attributable primarily to the change from the separate return method between periods. See Note 9, “Income Taxes”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. For the three months ended December 31, 2015, we recorded a valuation allowance benefit related to the utilization of net operating losses resulting from the stand-alone basis of presentation. These net operating losses were utilized against Air Products’ income and are not available as future deductions on Versum tax returns. The current period effective tax rate, therefore, includes no valuation allowance benefit.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The discussion of our results includes comparisons to non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA Margin. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which management uses internally to evaluate our operating performance.

We use non-GAAP measures to assess our operating performance by excluding certain disclosed items that we believe are not representative of our underlying business. We believe non-GAAP financial measures provide investors with meaningful information to understand our underlying operating results and to analyze financial and business trends. Non-GAAP financial measures, including Adjusted EBITDA, should not be viewed in isolation, are not a substitute for GAAP measures, and have limitations which include but are not limited to:

•
Our measures exclude expenses related to business separation, restructuring and cost reduction actions, as detailed in Note 4, “Business Separation, Restructuring and Cost Reduction Actions”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which we do not consider to be representative of our underlying business operations. However, these disclosed items represent costs to Versum.

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

Below is a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended December 31,
	2016	2015
(In millions, except percentages)
Net Income Attributable to Versum	$50.8	$65.2
Add: Interest expense	11.5	—
Add: Income tax provision	15.3	13.4
Add: Depreciation and amortization	10.9	11.5
Add: Non-controlling interests	1.5	2.2
Add: Business separation, restructuring and cost reduction actions	3.2	(0.9)
Adjusted EBITDA	$93.2	$91.4
Adjusted EBITDA Margin	34.4%	37.2%
Change from prior year	$1.8
% change from prior year	2.0%

Three Months Ended December 31, 2016 vs. 2015

Adjusted EBITDA of $93.2 million increased $1.8 million, or 2.0%, primarily due to higher volumes of $22 million and a favorable currency impact of $1 million partially offset by higher operating costs of $15 million and unfavorable price/mix of $6 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Three Months Ended December 31,
	2016	2015
(In millions)
Materials	$208.0	$188.8
DS&S	61.9	56.7
Corporate	0.9	—
Total Company Sales	$270.8	$245.5

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Three Months Ended December 31,
	2016	2015
(In millions, except percentages)
Materials
Operating income	$72.9	$68.5
Add: Depreciation and amortization	10.2	10.9
Add: Equity affiliates’ income	—	0.2
Segment Adjusted EBITDA	$83.1	$79.6
Segment Adjusted EBITDA margin(A)	40.0%	42.2%
DS&S
Operating income	$12.4	$15.9
Add: Depreciation and amortization	0.3	0.5
Add: Equity affiliates’ income	—	—
Segment Adjusted EBITDA	$12.7	$16.4
Segment Adjusted EBITDA margin(A)	20.5%	28.9%
Corporate
Operating loss	$(3.0)	$(4.7)
Add: Depreciation and amortization	0.4	0.1
Add: Equity affiliates’ income	—	—
Segment Adjusted EBITDA	$(2.6)	$(4.6)

Total Versum Adjusted EBITDA	$93.2	$91.4

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to combined operating income:

	Three Months Ended December 31,
(In millions)	2016	2015
Operating Income
Segment total	$82.3	$79.7
Business separation, restructuring and cost reduction actions	(3.2)	0.9
Combined Total	$79.1	$80.6

Materials

% Change from Prior Period
Three Months Ended December 31, 2016
Sales
Underlying business
Volume	14%
Price/mix	(4)%
Currency	—%
Total Materials Sales Change	10%

Three Months Ended December 31, 2016 vs. 2015

Sales of $208.0 million increased $19.2 million, or 10.2%, primarily due to higher volumes of 14%. The higher volumes of 14% is driven by strong memory market growth and advanced logic new node ramps. These increases were partially offset by unfavorable price/mix of 4%.

Operating income of $72.9 million increased $4.4 million, or 6.4%, due to higher volumes of $20 million and favorable currency of $1 million partially offset by higher costs of $15 million and unfavorable price/mix of $2 million.

Adjusted EBITDA of $83.1 million increased $3.5 million, or 4.4%, due to higher volumes of $20 million and favorable currency of $1 million partially offset by higher operating costs of $15 million and unfavorable price/mix of $2 million. Adjusted EBITDA margin of 40.0% decreased 220 bp, primarily due to unfavorable price/mix and higher costs partially offset by favorable currency.

Delivery Systems and Services

% Change from Prior Period
Three Months Ended December 31, 2016
Sales
Underlying business
Volume	9%
Price/mix	—%
Currency	—%
Total DS&S Sales Change	9%

Three Months Ended December 31, 2016 vs. 2015

Sales of $61.9 million increased $5.2 million, or 9.2%, due to higher gas delivery equipment volumes.

Operating income of $12.4 million decreased $3.5 million, or 22.0%, due to unfavorable price/mix of $4 million and higher costs of $2 million partially offset by higher volumes of $2 million.

Adjusted EBITDA of $12.7 million decreased $3.7 million, or 22.6%, due to unfavorable price/mix of $4 million and higher costs of $2 million partially offset by higher volumes of $2 million. Adjusted EBITDA margin of 20.5% decreased 840 bp.

Corporate

Three Months Ended December 31, 2016 vs. 2015

Operating loss of $3.0 million decreased by $1.7 million, or 36.2%, primarily due to favorable foreign exchange impacts partially offset by additional start up selling and administrative costs.

Adjusted EBITDA loss of $2.6 million decreased by $2.0 million, or 43.5%, primarily due to favorable foreign exchange impacts partially offset by additional start up selling and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Separation we had received funding from Air Products for our operating and investing cash needs. Historically, a significant portion of our cash balances are generated by operating activities. Our primary sources of liquidity are cash on hand, which was $178.7 million at December 31, 2016, our cash flows from operations and our revolving credit facility. We anticipate that our primary uses of cash will be for working capital, debt service, capital expenditures for capacity expansions and relocations, potential dividends, acquisitions and general corporate purposes. Our ability to fund these uses of liquidity also will often depend upon where we generate cash, our ability to reinvest in such countries and our ability to repatriate cash into the U.S. Our ability to fund operations and capital needs will depend upon our ongoing ability to generate cash from operations and access the capital markets. We believe that future cash from operations, our revolving credit facility, and access to capital markets will provide adequate resources to meet working capital needs, potential dividends, capital expenditures and strategic investments.

As of December 31, 2016, the majority of our cash and cash items of $178.7 million were held outside the U.S. If the foreign cash and cash items are needed in the U.S. and we elect to repatriate the funds, we may be required to accrue and pay additional taxes on a portion of these amounts.

As of December 31, 2016, we had availability of $200 million under our Revolving Facility.

As of December 31, 2016, we had $998.6 million of total debt. Our scheduled principal repayments on debt include $4.3 million due in 2017, $5.8 million due in 2018, $5.8 million due in 2019, $5.8 million due in 2020, $5.8 million due in 2021 and $971.1 million due thereafter. We were in compliance with all of our debt covenants at December 31, 2016, and we expect to remain in compliance with these covenants for at least the next twelve months.

For a summary of our Senior Credit Facilities and the Notes, see Note 8, “Debt”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We expect to spend $35-40 million of capital for relocating some of our infrastructure and establishing our new IT systems.

CASH FLOWS

Our cash flows provided by (used in) operating, investing, and financing activities as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended December 31,
	2016	2015
(In millions)
Operating activities	$89.8	$87.1
Investing activities	(8.8)	10.2
Financing activities	(3.0)	(74.0)

Operating Activities

For the three months ended December 31, 2016, cash provided by operating activities was $89.8 million. Income from continuing operations of $50.8 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, gain on sale of assets and share-based compensation expense. Working capital was a source of cash of $26.1 million. The change in working capital was primarily a result of an increase in trade payables and accruals of $19.2 million related to the Separation.

For the three months ended December 31, 2015, cash provided by operating activities was $87.1 million. Income from continuing operations of $65.2 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, undistributed earnings of equity affiliates, gain on sale of assets, share-based compensation expense and write-down of long-lived assets associated with restructuring. Working capital was a source of cash of $5.2 million. The change in working capital was primarily driven by an increase in trade receivables due to period over period timing differences related to collections.

Investing Activities

For the three months ended December 31, 2016, cash used by investing activities was $8.8 million primarily due to spending for plant and equipment. For the three months ended December 31, 2015, cash provided by investing activities was $10.2 million, as proceeds from the sale of assets was partially offset by spending for plant and equipment.

Capital expenditures in the three months ended December 31, 2016 totaled $9.6 million, compared to $7.5 million in the three months ended December 31, 2015. The increase in capital expenditures of $2.1 million for the period is primarily due to restructuring capital expenditures associated with the relocation of our research and development activities.

Financing Activities

For the three months ended December 31, 2016, cash used for financing activities was $3.0 million primarily due to the payment of long-term debt and debt issuance costs. For the three months ended December 31, 2015, cash used for financing activities was $74.0 million primarily due to net transfers to Air Products.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. There have been no material changes to contractual obligations since September 30, 2016.

LONG-TERM EMPLOYEE BENEFITS

Air Products sponsors defined benefit pension plans and defined contribution plans that are shared amongst its businesses. Prior to the Separation participation of our employees in these plans is reflected in the financial statements as though we participated in a multi-employer plan with Air Products. In connection with the Separation, Versum assumed defined benefit pension plan assets for the plans in Germany, Korea and Taiwan of approximately $3 million and a benefit obligation of approximately $27 million. The net benefit obligation of $24 million is reflected on our consolidated balance sheet as of December 31, 2016.

Refer to Note 12, “Retirement Benefits”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we did not have any off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 3, “Related Party Transactions and Transactions with Air Products”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2016. During the three months ended December 31, 2016, there have been no significant changes in our critical accounting policies as reported in our 2016 Annual Report on Form 10-K.

NEW ACCOUNTING GUIDANCE

See Note 2, “New Accounting Guidance”, to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information concerning the implementation and impact of new accounting guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our earnings, cash flows, and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.

We address these financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Counterparties to all derivative contracts are major financial institutions, thereby minimizing the risk of credit loss. All instruments are entered into for other than trading purposes. For details on the types and use of these derivative instruments, see Note 10, Financial Instruments, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

Our derivative and other financial instruments consist of foreign exchange-forward contracts and long-term debt (including current portion). The net market value of these financial instruments combined is referred to below as the net financial instrument position and is disclosed in Note 11, Fair Value, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At December 31, 2016, the net financial instrument position was a liability of $1,017.6 million.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. Our fixed rate debt consists of senior notes and our variable rate debt consists of term loans under our term loan facility. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and the fair value of the instrument.

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt assumes an instantaneous 100 bp move in interest rates from the level at December 31, 2016, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $14.1 million in the fair value of our fixed rate debt at December 31, 2016.

Based on the variable-rate debt balance at December 31, 2016, a 100 bp increase in interest rates would result in an additional $5.7 million of interest incurred per year at the end of December 31, 2016. A 100 bp increase in market interest rates would result in a decrease of $28.1 million in the fair value of our variable rate debt at December 31, 2016.

Foreign Currency Exchange Rate Risk

Our earnings, cash flows, and financial position are exposed to market risks relating to foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.

The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at December 31, 2016, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $8.5 million in the net liability position of financial instruments at December 31, 2016.

We enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. The primary currency pairs for which we have exchange rate exposure are Euros and U.S. dollars and Korean Won and U.S. Dollars. There is cash flow exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and materially equal to the impact on the instruments in the analysis.

Approximately 74% of Versum’s sales are denominated in currencies other than the U.S. dollar. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during three months ended December 31, 2016, the operating income would be negatively impacted by approximately $4 million.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures and to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Prior to the Separation, the Company relied on the controls and resources of Air Products for internal control over financial reporting. In September 2016, in connection with the Separation and Distribution, the Company and Air Products entered into a Transition Services Agreement, under which, on an interim and transitional basis, Air Products will provide various services to the Company. In addition, and as a result of the Separation and Distribution, planned staffing changes resulted in the transition of responsibilities to certain individuals responsible for executing internal controls. At Separation, we adopted Air Product’s policies and are reviewing and revising them as needed to reflect our status as an independent public company.

There were no other material changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 16, “Commitments and Contingencies”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 30, 2016.

Item 6. Exhibits.

See the Exhibit Index immediately following the signature page to this report which is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSUM MATERIALS, INC.

By:	/s/ George G. Bitto
George G. Bitto
Senior Vice President and Chief Financial Officer
Date:	February 14, 2017

By:	/s/ Jessica Feather-Bowman
Jessica Feather-Bowman
Controller and Principal Accounting Officer
Date:	February 14, 2017

EXHIBIT INDEX

Exhibit No	Exhibit
31.1*
Certification of Chief Executive Officer of Versum Materials, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of Chief Financial Officer of Versum Materials, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†
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