Form 10-Q
period 2017-03-31
Versum Materials, Inc.
filed 2017-05-05
CIK 1660690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

At April 28, 2017, 108,766,172 shares of common stock, par value $1.00 per share, were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Versum Materials, Inc.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
(In millions, except per share data)
Sales	$270.8	$233.5	$541.6	$479.0
Cost of sales	154.5	132.5	305.4	264.9
Selling and administrative	29.5	25.7	59.7	49.3
Research and development	10.9	10.2	21.2	21.1
Business separation, restructuring and cost reduction actions	6.1	(1.8)	9.3	(2.7)
Other (income) expense, net	(0.1)	(1.0)	(3.0)	(2.1)
Operating Income	69.9	67.9	149.0	148.5
Equity affiliates’ income	—	—	—	0.2
Interest expense	11.6	—	23.1	—
Income Before Income Taxes	58.3	67.9	125.9	148.7
Income tax provision	11.5	12.2	26.8	25.6
Net Income	46.8	55.7	99.1	123.1
Less: Net Income Attributable to Non-controlling Interests	1.9	1.9	3.4	4.1
Net Income Attributable to Versum	$44.9	$53.8	$95.7	$119.0
Net income attributable to Versum per common share:
Basic	$0.41	$0.49	$0.88	$1.09
Diluted	$0.41	$0.49	$0.88	$1.09
Shares used in computing per common share amounts:
Basic	108.7	108.7	108.7	108.7
Diluted	109.3	108.7	109.2	108.7

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
(In millions)
Net Income	$46.8	$55.7	$99.1	$123.1
Other Comprehensive Income (Loss), net of tax
Translation adjustments, net	29.3	11.1	(0.8)	15.1
Pension activity, net of tax for the three and six months ended March 31, 2017 of $0 and $1.5, respectively	(0.2)	—	(5.7)	—
Total Other Comprehensive Income (Loss)	29.1	11.1	(6.5)	15.1
Comprehensive Income	75.9	66.8	92.6	138.2
Net Income Attributable to Non-controlling Interests	1.9	1.9	3.4	4.1
Other Comprehensive Income (Loss) Attributable to Non-controlling Interests	2.4	0.3	1.4	0.5
Comprehensive Income Attributable to Versum	$71.6	$64.6	$87.8	$133.6

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	September 30, 2016
(In millions, except share data)
Assets
Current Assets
Cash and cash items	$175.8	$105.6
Restricted cash	—	69.6
Trade receivables, net	159.5	130.0
Inventories	136.5	127.4
Contracts in progress, less progress billings	12.6	19.2
Prepaid expenses	10.8	3.8
Other current assets	14.2	12.4
Total Current Assets	509.4	468.0
Plant and equipment:
Plant and equipment, at cost	917.0	884.7
Less: accumulated depreciation	611.3	588.2
Plant and equipment, net	305.7	296.5
Goodwill	178.4	180.1
Intangible assets, net	70.9	74.8
Other noncurrent assets	55.6	24.4
Total Noncurrent Assets	610.6	575.8
Total Assets	$1,120.0	$1,043.8
Liabilities and Stockholders’ Deficit
Current Liabilities
Payables and accrued liabilities	$91.5	$85.8
Accrued income taxes	21.7	12.7
Short-term borrowings	1.5	—
Current portion of long-term debt	5.8	5.8
Total Current Liabilities	120.5	104.3
Long-term debt	978.9	980.3
Deferred tax liabilities	30.8	42.8
Other noncurrent liabilities	51.5	19.8
Total Noncurrent Liabilities	1,061.2	1,042.9
Total Liabilities	1,181.7	1,147.2
Commitments and Contingencies - See Note 16
Stockholders’ Deficit
Air Products’ net investment	—	(127.3)
Common stock (par value $1 per share; 250,000,000 shares authorized; outstanding 108,758,440)	108.8	—
Capital in excess of par	5.1	—
Accumulated deficit	(195.3)	—
Accumulated other comprehensive loss	(17.9)	(10.0)
Total Versum’s Stockholders’ Deficit	(99.3)	(137.3)
Non-controlling Interests	37.6	33.9
Total Stockholders’ Deficit	(61.7)	(103.4)
Total Liabilities and Stockholders’ Deficit	$1,120.0	$1,043.8
The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2017	2016
(In millions)
Operating Activities
Net income	$99.1	$123.1
Less: Net income attributable to non-controlling interests	3.4	4.1
Net income attributable to Versum	95.7	119.0
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	21.8	22.6
Deferred income taxes	2.5	1.6
Undistributed earnings of unconsolidated affiliates	—	(0.2)
Gain on sale of assets	(0.4)	—
Share-based compensation	3.5	2.3
Gain on sale of long-lived assets associated with restructuring	—	(4.2)
Other adjustments	(1.1)	4.7
Working capital changes that provided (used) cash:
Trade receivables	(32.0)	(10.0)
Inventories	(8.7)	(1.9)
Contracts in progress, less progress billings	7.4	3.0
Payables and accrued liabilities	(17.4)	(24.5)
Accrued income taxes	(1.9)	2.3
Other working capital	23.6	1.7
Cash Provided by Operating Activities	93.0	116.4
Investing Activities
Additions to plant and equipment	(20.2)	(15.6)
Proceeds from sale of assets and investments	0.9	36.2
Cash (Used) Provided by Investing Activities	(19.3)	20.6
Financing Activities
Payments on long-term debt	(2.9)	—
Short-term borrowings	1.5	1.6
Debt issuance costs	(1.7)	—
Net transfers to Air Products	—	(130.1)
Dividends paid to non-controlling interests	(1.2)	(3.9)
Other financing activity	0.1	—
Cash Used for Financing Activities	(4.2)	(132.4)
Effect of Exchange Rate Changes on Cash	0.7	0.3
Increase in Cash and Cash Items	70.2	4.9
Cash and Cash items-Beginning of Year	105.6	17.8
Cash and Cash items-End of Period	$175.8	$22.7
The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Capital in Excess of Par	Accumulated Deficit	Air Products’ Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Versum’s Stockholders’ Equity (Deficit)	Non-controlling Interests	Total
(In millions)
Balance, September 30, 2015	$—	$—	$—	$741.5	$(32.8)	$708.7	$32.0	$740.7
Net income	—	—	—	119.0	—	119.0	4.1	123.1
Other comprehensive income	—	—	—	—	14.6	14.6	0.5	15.1
Share-based compensation	—	—	—	2.3	—	2.3	—	2.3
Dividends to non-controlling interests	—	—	—	—	—	—	(3.9)	(3.9)
Net transfers to Air Products	—	—	—	(130.5)	—	(130.5)	0.4	(130.1)
Balance, March 31, 2016	$—	$—	$—	$732.3	$(18.2)	$714.1	$33.1	$747.2

Balance, September 30, 2016	$—	$—	$—	$(127.3)	$(10.0)	$(137.3)	$33.9	$(103.4)
Net income	—	—	95.7	—	—	95.7	3.4	99.1
Net Transfer to Air Products	—	—	(291.0)	135.4	(2.1)	(157.7)	0.1	(157.6)
Reclassification of Air Products' net investment to additional paid in capital	—	8.1		(8.1)	—	—	—	—
Cash dividend declared	—	(5.4)	—	—	—	(5.4)	—	(5.4)
Issuance of common stock at separation	108.7	—	—	—	—	108.7	—	108.7
Issuance of common stock through shared based compensation plans	0.1	—	—	—	—	0.1	—	0.1
Other comprehensive loss	—	—	—	—	(5.8)	(5.8)	1.4	(4.4)
Share-based compensation	—	2.4	—	—	—	2.4	—	2.4
Dividends to non-controlling interests	—	—	—	—	—	—	(1.2)	(1.2)
Balance, March 31, 2017	$108.8	$5.1	$(195.3)	$—	$(17.9)	$(99.3)	$37.6	$(61.7)

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

The financial statements are unaudited and should be read in conjunction with the Annual Combined Financial Statements presented in the Company's Annual Report on Form 10-K for our fiscal year ended September 30, 2016. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the results of operations for the full year.

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

After the Separation, Versum has performed most of these functions using its own resources or purchased services. However, the remainder of these functions will continue to be provided by Air Products under various agreements. See Note 3, Related Party Transactions and Transactions with Air Products, for a description of the agreements between Versum and Air Products.

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

Accounting Policies

The policies used in preparing the Consolidated Financial Statements are the same as those used in our Annual Report on Form 10-K for our fiscal year ended September 30, 2016. There have been no significant changes to these accounting policies during the three and six months ended March 31, 2017.

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

New Accounting Guidance to be Implemented

Net Periodic Pension Costs

In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance which requires an entity to report the service cost component of pension expense in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. The components of the net (benefit) cost are shown in Note 12, Retirement Benefits. The Company is currently evaluating the impact of adopting this guidance.

Derecognition of Non-financial Assets

In February 2017, the FASB issued guidance which clarifies the scope of the derecognition of nonfinancial assets, the definition of in-substance financial assets, and impacts the accounting for partial sales of nonfinancial assets by requiring full gain recognition upon the sale. The guidance is effective for reporting periods beginning after December 15, 2017 and permits the use of either retrospective or modified retrospective methods of adoption. In addition, an entity is required to apply the amendments in this update at the same time that it applies the amendments in the revenue recognition standard. The Company is currently evaluating the impact of adopting this guidance.

Goodwill Impairment

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment, which removes certain steps from the goodwill impairment test. The guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those periods, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.

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

Revenue Recognition

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year, while providing the option to early adopt the standard on the original effective date. Accordingly, we will have the option to adopt the standard in either fiscal year 2018 or 2019. In December 2016 there were further updates to the original guidance that did not revise the effective date. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The standard could impact the amount and timing of revenue that we recognize. We are currently evaluating the adoption alternatives and impact that this standard and respective updates will have on our Consolidated Financial Statements.

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

Total costs allocated to us in the consolidated income statements are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
(In millions)
Cost of sales	$—	$0.7	$—	$1.5
Selling and administrative	—	4.1	—	8.1
Research and development	—	0.2	—	0.5
Business restructuring and cost reduction actions	—	0.2	—	0.3
Total Allocated Costs	$—	$5.2	$—	$10.4

These allocated costs are reflected in “Air Products’ net investment” and in the consolidated statements of cash flows as a financing activity in “Net transfers (to) from Air Products.” It is impracticable to quantify the amount of expenses that Versum would have incurred on a stand-alone basis for periods prior to the Separation.

Prior to the Separation, certain of our employees participated in share-based compensation plans and retirement benefit plans sponsored and administered by Air Products or its affiliates. The costs of these plans associated with our employees are included in the Consolidated Financial Statements, but excluded from the table of allocated costs above. Our consolidated balance sheet at September 30, 2016 does not include the share-based compensation instrument.

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

During the three and six months ended March 31, 2017, we recognized a net charge of $6.1 million and $9.3 million, respectively. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and our headquarters and set up of the stand-alone organization.

During the three and six months ended March 31, 2016, we recognized a net gain of $1.8 million and $2.7 million, respectively. The net gain for the six months ended March 31, 2016 included a charge of $1.5 million for severance and other benefits related to the elimination of approximately 30 positions as part of cost reduction activities. In addition, we recognized a $4.2 million gain on the sale of assets. The majority of these actions pertain to the Materials segment.

The following table summarizes the carrying amount of the accrual for the business realignment and reorganization at March 31, 2017:

	Severance and Other Benefits	Asset Actions/Other	Total
(In millions)
Balance, September 30, 2016	$0.6	$—	$0.6
Current Period Charge	0.5	—	0.5
Cash Payments	(1.1)	—	(1.1)
Balance, March 31, 2017	$—	$—	$—

5.SALE OF EQUITY AFFILIATE

In December 2015, we sold our investment in our equity affiliate, Daido Air Products Electronics, Inc., for $15.9 million, which resulted in a before-tax gain of $0.7 million for the three months ending December 31, 2015. The carrying value at the time of sale included a $12.8 million investment in net assets of and advances to equity affiliates and a $2.4 million foreign currency translation loss that had been deferred in accumulated other comprehensive loss. In addition, the income tax provision, before the valuation allowance, for the three months ending December 31, 2015 included an expense of $5.3 million as a result of the sale.

6.INVENTORIES

The components of inventories are as follows:

	March 31, 2017	September 30, 2016
(In millions)
Inventories at FIFO cost
Finished goods	$81.1	$94.0
Work in process	16.9	12.3
Raw materials, supplies and other	46.5	29.4
	144.5	135.7
Less: Excess of FIFO cost over LIFO cost	(8.0)	(8.3)
Inventories	$136.5	$127.4

First-in, first- out (FIFO) cost approximates replacement cost.

7.GOODWILL

Changes to the carrying amount of goodwill by segment are as follows:

	Materials	Delivery Systems and Services	Total
(In millions)
Balance at September 30, 2016	$162.6	$17.5	$180.1
Currency translation adjustment	(1.6)	(0.1)	(1.7)
Balance at March 31, 2017	$161.0	$17.4	$178.4

Goodwill is subject to impairment testing in the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of goodwill might not be recoverable. There were no events or circumstances indicating that goodwill might be impaired at March 31, 2017.

8.DEBT

Components of Debt

	March 31, 2017	September 30, 2016
(In millions)
Short-term borrowings(A)	$1.5	$—
Current portion of long-term debt	5.8	5.8
Long-term debt	978.9	980.3
Total Debt	$986.2	$986.1

(A)	Represents borrowing under foreign lines of credit by non-U.S. subsidiaries which are short term in nature. Availability under these lines of credit at March 31, 2017 is $11.6 million.

Long-term debt

	March 31, 2017	September 30, 2016
(In millions)
Term loan facility under Credit Agreement	$572.1	$575.0
Revolving facility under Credit Agreement	—	—
5.500% Senior Notes due 2024	425.0	425.0
Total debt	997.1	1,000.0
Less debt discount	2.6	2.8
Less deferred debt costs	9.8	11.1
Less current portion of long-term debt	5.8	5.8
Long-term debt payable after one year	$978.9	$980.3

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

Borrowings under the Term Facility bear interest at a rate of either LIBOR (adjusted for statutory reserve requirements), subject to a minimum floor of 0.75%, plus a margin of 2.50% or an alternate base rate, subject to a minimum floor of 1.75%, plus a margin of 1.50% (effective rate of 3.65% as of March 31, 2017). The Term Facility matures on September 30, 2023, and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Facility, with the balance payable on September 30, 2023.

Borrowings under the Revolving Facility bear interest initially at a rate of either LIBOR (adjusted for statutory reserve requirements) plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%, and after delivery of the financial statements for the first full fiscal quarter, subject to a 0.25% margin reduction based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period. A commitment fee of 0.375% initially, subject to a reduction to 0.25% based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period after delivery of the financial statements for the first full fiscal quarter, on the unused portion of the Revolving Facility is payable quarterly in arrears. Letter of credit fees are payable on outstanding letters of credit under the Revolving Facility, and fronting fees equal to a percentage to be agreed with each issuing bank (not to exceed 0.125%) are payable to the issuing banks. The Revolving Facility matures on September 30, 2021. A maximum first lien net leverage ratio covenant (total debt net of cash on hand to total adjusted EBITDA) of 3.25:1.00 will apply if we draw upon the Revolving Facility. As of March 31, 2017, we had availability of $200 million under Revolving Facility.

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

The agreements governing our indebtedness contain a number of affirmative and negative covenants. We were in compliance with all of our covenants at March 31, 2017.

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

10.FINANCIAL INSTRUMENTS

We enter into forward exchange contracts to hedge the fair value exposure on intercompany loans. During the three months ended March 31, 2017, this portfolio of forward exchange contracts consisted primarily of Korean Won and U.S. dollars as well as Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding at March 31, 2017 is approximately 6 months. At March 31, 2017, the total notional principal amount of our outstanding hedge contracts was $93.1 million.

As of March 31, 2017 there were no derivatives designated as hedging instruments. The table below summarizes the fair values of our derivatives not designated as hedging instruments and balance sheet location of these outstanding derivatives:

	March 31, 2017
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$1.7	Payables and accrued liabilities	$0.1

Refer to Note 11, Fair Value, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our forward contracts:

	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
(In millions)
Forward Exchange Contracts, net of tax:
Net loss recognized in other (income) expense, net(A)	$0.9	$1.1

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

The carrying values and fair values of our derivatives and debt are as follows:

	March 31, 2017
	Fair Value	Carrying Value
(In millions)
Assets
Forward Exchange Contracts	$1.7	$1.7

Liabilities
Forward Exchange Contracts	$0.1	$0.1
Long-term Debt
Senior Notes	$440.4	$425.0
Term Loan Facility	580.7	572.1
Total Long-term Debt	$1,021.1	$997.1

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

Defined Benefit Pensions

In 2017, certain international pension plans were legally split from Air Products. Our plans provide certain international employees in Germany, Korea and Taiwan who previously participated in the Air Products plans the same defined benefit pension benefits that had previously been provided by Air Products. In connection with the Separation, during the first quarter of 2017, Versum assumed defined benefit pension plan assets of approximately $3 million and a benefit obligation of approximately $27 million. The net benefit obligation of $24 million is reflected on our consolidated balance sheet as of March 31, 2017.

The components of net periodic pension costs for Versum’s defined benefit pension plans are as follows:

	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
(In millions)
Service cost	$0.5	$1.1
Interest cost	0.2	0.3
Actuarial loss amortization	0.1	0.2
Net periodic pension cost	$0.8	$1.6

Defined Contribution Plan

Prior to the Separation, Air Products sponsored several defined contribution plans which covered all U.S. employees and certain non-U.S. employees. Versum received an allocation of the total cost of defined contribution plans from Air Products.

Upon Separation, our employees’ balances were transferred to a new Versum defined contribution plan.

The following table summarizes our defined contribution expense:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
(In millions)
Defined contribution expense	$1.8	$1.3	$3.7	$2.7

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

In addition, during the three months ended December 31, 2016, under the Versum Long-Term Incentive Plan we made a one-time Founders grant of time-based restricted stock units and we made fiscal 2017 annual awards of market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue new shares upon the payout of restricted stock units and the exercise of stock options. As of March 31, 2017, there were 3.3 million shares available for future grant under the Versum Long-Term Incentive Plan.

Share-based compensation awards cost recognized in the consolidated income statement is summarized below:

	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
(In millions)
Before-Tax Share-Based Compensation Award Cost	$1.9	$3.5
Income Tax Benefit	0.7	1.2
After-Tax Share-Based Compensation Award Cost	$1.2	$2.3

Before-tax share-based compensation award cost is primarily included in selling and administrative expense on our consolidated income statements.

Total before-tax share-based compensation award cost by type of program was as follows:

	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
(In millions)
Restricted stock units	$1.9	$3.4
Stock options	—	0.1
Before-Tax Share-Based Compensation Cost	$1.9	$3.5

Restricted Stock Units

Converted share-based compensation awards. As a result of the conversion in connection with the Separation described above, Versum executive officers and employees have outstanding time-based restricted stock units and market-based restricted stock units. These converted restricted stock units entitle the recipient to one share of common stock and accumulated dividends upon vesting. The payout of the converted market-based restricted stock units is conditioned on continued employment during a three year deferral period subject to payout upon death, disability, or retirement. The earn-out amount of these awards is based on a formula to be determined by the Versum Compensation Committee. The converted time-based restricted stock units vest four years after the grant date subject to payout upon death, disability or retirement. Upon involuntary termination without cause, a pro rata portion of restricted stock units will vest. Dividend equivalents are paid in cash and equal the dividends that would have accrued on a share of stock from the grant date to the vesting date.

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

The calculation of the fair value of market-based restricted stock units during the three months ended December 31, 2016 used the following assumptions:

(In percentages)
Expected volatility	28.7%
Risk-free interest rate	1.4%

A summary of restricted stock unit activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	22.85
Granted	0.7	25.30
Paid out	(0.1)	15.55
Forfeited/adjustments	—	—
Outstanding at March 31, 2017	1.1	$25.30

No cash payments were made for restricted stock units for the three and six months ended March 31, 2017. As of March 31, 2017, there was $18.1 million of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of restricted stock units paid out during the three and six months ended March 31, 2017, including shares vested in prior periods, was $0.2 million and $1.7 million, respectively.

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

During the three and six months ended March 31, 2017, no stock options were granted.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	18.37
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2017	0.5	$18.36

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding at March 31, 2017	5.9	$6.3
Exercisable at March 31, 2017	5.8	6.2

The aggregate intrinsic value represents the amount by which our closing stock price of $30.60 as of March 31, 2017 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable.

The total intrinsic value of stock options exercised during the three and six months ended March 31, 2017 was $0.1 million.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of March 31, 2017, there was $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.6 years.

14.STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss (AOCL), net of tax:

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance at September 30, 2016	$(0.2)	$(9.8)	$—	$(10.0)
Other comprehensive loss before reclassifications	—	(4.6)	—	(4.6)
Net transfers from Air Products	—	3.8	(5.9)	(2.1)
Amounts reclassified from AOCL	—	—	0.2	0.2
Net current period other comprehensive loss	—	(0.8)	(5.7)	(6.5)
Other comprehensive loss attributable to non-controlling interest	—	1.4	—	1.4
Balance at March 31, 2017	$(0.2)	$(12.0)	$(5.7)	$(17.9)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

Six Months Ended March 31, 2017
(In millions)
Pension and Postretirement Benefits, net of tax(A)	$0.2

(A)	The components include actuarial loss amortization and are reflected in net periodic benefit cost. Refer to Note 12, Retirement Benefits, for further information.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. In March 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share, totaling $5.4 million, which was paid on April 19, 2017 to shareholders of record as of April 5, 2017.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

15.EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
(In millions, except per share data)
Numerator
Net Income Attributable to Versum	$44.9	$53.8	$95.7	$119.0
Denominator
Weighted average number of common shares - Basic	108.7	108.7	108.7	108.7
Effect of dilutive securities
Employee stock option and other award plans	0.6	—	0.5	—
Weighted average number of common shares - Diluted	109.3	108.7	109.2	108.7

Earnings Per Common Share Attributable to Versum
Net Income Attributable to Versum - Basic	$0.41	$0.49	$0.88	$1.09
Net Income Attributable to Versum - Diluted	0.41	0.49	0.88	1.09

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

For the three and six months ended March 31, 2017, outstanding share-based awards of 0.0 million and 0.1 million shares, respectively, were anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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

Segment

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
(In millions)
Sales
Materials	$198.3	$181.5	$406.3	$370.3
Delivery Systems and Services	71.7	52.0	133.6	108.7
Corporate	0.8	—	1.7	—
Total	$270.8	$233.5	$541.6	$479.0
Operating Income (Loss)
Materials	$65.1	$60.1	$138.0	$128.6
Delivery Systems and Services	17.7	9.7	30.1	25.6
Corporate	(6.8)	(3.7)	(9.8)	(8.4)
Segment Total	$76.0	$66.1	$158.3	$145.8
Business separation, restructuring and cost reduction actions	(6.1)	1.8	(9.3)	2.7
Total	$69.9	$67.9	$149.0	$148.5

	March 31, 2017	September 30, 2016
(In millions)
Total Assets
Materials	$750.4	$733.4
Delivery Systems and Services	118.3	104.0
Corporate	251.3	206.4
Total	$1,120.0	$1,043.8

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

Versum is a leading global producer of critical materials, including high purity process materials, cleaners and etchants, slurries, organosilanes and organometallics, and equipment which we sell to the semiconductor and display industries. Through our global network, our business positions its research, manufacturing and technical support close to its customer facilities, enabling supply chain optimization and rapid response times to the product and service needs of our customers. Many of our products have undergone rigorous product performance and quality reviews by our customers to be qualified for use in their products or manufacturing processes. Once these qualification processes are completed and our products are designated by our customers for use in their processes or products, it is often time consuming and costly for our customers to change suppliers. Our products perform critical tasks in customers’ products or manufacturing processes, yet typically represent a very small portion of the cost of the end product. Over the last 20 plus years, we have developed strong relationships with the majority of the industry-leading Integrated Device Manufacturers, Foundries and Original Equipment Manufacturers through on-site service and technical personnel at these customers’ facilities.

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

Looking at fiscal 2017, we expect growth in our business to continue due to favorable trends in the underlying semiconductor market. This includes strong VNAND memory demand and acceleration of 10 NM advanced logic devices. Capital spending by the semiconductor industry is expected to continue to remain strong, driving demand for equipment in our DS&S segment. In addition, improving semiconductor output levels are expected to fuel demand for our products in the materials segment. We expect the continued advancement of 7 NM advanced logic technology to lead to further growth towards the end of fiscal 2017 and into fiscal 2018.

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

Performance Summary

Second Quarter 2017 vs Second Quarter 2016

•
Sales of $270.8 million increased $37.3 million, or 16.0%. Underlying sales increased by 15% due to higher volumes of 18% offset by unfavorable price/mix of 3%. The increase in sales was driven largely by strong volumes in both the Materials segment and the DS&S segment. This was partially offset by unfavorable price/mix in the Materials segment due to the relative higher volumes in our Advanced Materials product lines and price pressure in specific Process Materials product lines. Currency changes had a favorable impact on sales of 1%.

•
Operating income of $69.9 million increased $2.0 million, or 2.9%, due to higher volumes of $20 million and favorable currency impacts of $2 million partially offset by higher business separation, restructuring and cost reduction actions of $8 million, higher costs of $7 million in large part due to the increased cost of being a separate company and unfavorable price/mix of $5 million. Operating income margin was 25.8%, down 330 basis points (“bp”).

•
Adjusted EBITDA of $86.9 million increased $9.7 million, or 12.6%, primarily due to higher volumes of $20 million and favorable currency impacts of $2 million partially offset by higher operating costs of $7 million and unfavorable price/mix of $5 million. The major drivers of the improved performance were the strong volumes in both the Materials and DS&S segments, partially offset by unfavorable price/mix in the Materials segment and expected higher operating and selling and administrative costs associated with becoming an independent company. Adjusted EBITDA margin was 32.1%, down 100 bp.

•
For the six months ended March 31, 2017 cash flow from operations was $93.0 million, with cash used for capital spending of $20.2 million, including $6.5 million of capital spending related to one-time restructuring activities.

RESULTS OF OPERATIONS

Discussion of Consolidated Results - Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016
(In millions)
Sales	$270.8	$233.5
Cost of sales	154.5	132.5
Selling and administrative	29.5	25.7
Research and development	10.9	10.2
Business separation, restructuring and cost reduction actions	6.1	(1.8)
Other (income) expense, net	(0.1)	(1.0)
Operating income	69.9	67.9
Equity affiliates’ income	—	—
Interest expense	11.6	—
Income Before Taxes	58.3	67.9
Income tax provision	11.5	12.2
Net Income	46.8	55.7
Less: Net Income Attributable to Non-controlling Interests	1.9	1.9
Net Income Attributable to Versum	$44.9	$53.8
Non-GAAP Basis
Adjusted EBITDA	$86.9	$77.2

Three Months Ended March 31, 2017 vs. 2016

% Change from Prior Period
Three Months Ended March 31, 2017
Sales
Underlying business
Volume	18%
Price/mix	(3)%
Currency	1%
Total Versum Change	16%

Sales of $270.8 million increased $37.3 million, or 16.0%. Underlying sales increased by 15% due to higher volumes of 18% partially offset by unfavorable price/mix of 3%. Currency changes had a favorable impact on sales of 1%. The Materials segment’s sales increased 9% from strong growth in many of the Advanced Materials product lines with Process Materials products lines contributing more moderate growth given capacity limitations and weaker pricing, primarily in NF3. The DS&S segment’s sales increased 38% primarily due to robust equipment sales driven by strong demand from the memory market next generation nodes and growth in China.

Operating Income and Margin

Operating income of $69.9 million increased $2.0 million, or 2.9%, due to higher volumes of $20 million and favorable currency impacts of $2 million partially offset by higher business separation, restructuring and cost reduction actions of $8 million, higher costs of $7 million and unfavorable price/mix of $5 million. Operating margin decreased 330 bp, primarily from higher operating costs and unfavorable price/mix.

Cost of Sales and Gross Profit Margin

Cost of sales of $154.5 million increased $22.0 million, or 16.6%, as a result of higher delivery systems activity of $12 million, higher operating costs of $5 million and higher raw materials cost of $5 million due to higher volumes. Gross profit margin of 42.9% decreased by 40 bps primarily as a result of unfavorable costs of 214 bp partially offset by favorable volume of 88 bp.

Selling and Administrative Expense

Selling and administrative expense of $29.5 million increased by $3.8 million. The increase was primarily due to increased staffing to support growth and becoming an independent company. Selling and administrative expense as a percent of sales decreased to 10.9% from 11.0%.

Research and Development

Research and development expense of $10.9 million increased $0.7 million, or 6.9%, primarily due to a higher level of technical service activity versus spending on research and development activities. Research and development expense as a percent of sales decreased to 4.0% from 4.4%.

Business Separation, Restructuring and Cost Reduction Actions

During the three months ended March 31, 2017, we recognized a net charge of $6.1 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and our headquarters and set up of the stand-alone organization.

Other (Income) Expense, Net

Items recorded to other (income) expense, net arise from transactions and events not directly related to our principal income earning activities.

Other income, net was $0.1 million for the three months ended March 31, 2017 compared to $1.0 million for the three months ended March 31, 2016. No individual items were significant in comparison to the prior period.

Interest Expense

Interest incurred increased $11.6 million. The increase was driven by interest expensed on the debt financed in September 2016.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 19.7% for the three months ended March 31, 2017 compared to 18.0% for the three months ended March 31, 2016. The increase in effective tax rate was attributable primarily to the change from the separate return method between periods. See Note 9, “Income Taxes”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. For the three months ended March 31, 2016, we recorded a valuation allowance benefit related to the utilization of net operating losses resulting from the stand-alone basis of presentation. These net operating losses were utilized against Air Products’ income and are not available as future deductions on Versum tax returns. The current period effective tax rate, therefore, includes no valuation allowance benefit. The effective tax rate also includes a discrete benefit recorded in the second quarter related to a favorable foreign tax ruling.

Discussion of Consolidated Results - Six Months Ended March 31, 2017 vs. Six Months Ended March 31, 2016

	Six Months Ended March 31,
	2017	2016
(In millions)
Sales	$541.6	$479.0
Cost of sales	305.4	264.9
Selling and administrative	59.7	49.3
Research and development	21.2	21.1
Business separation, restructuring and cost reduction actions	9.3	(2.7)
Other (income) expense, net	(3.0)	(2.1)
Operating income	149.0	148.5
Equity affiliates’ income	—	0.2
Interest expense	23.1	—
Income Before Taxes	125.9	148.7
Income tax provision	26.8	25.6
Net Income	99.1	123.1
Less: Net Income Attributable to Non-controlling Interests	3.4	4.1
Net Income Attributable to Versum	$95.7	$119.0
Non-GAAP Basis
Adjusted EBITDA	$180.1	$168.6

Six Months Ended March 31, 2017 vs. 2016

% Change from Prior Period
Six Months Ended March 31, 2017
Sales
Underlying business
Volume	15%
Price/mix	(3)%
Currency	1%
Total Versum Change	13%

Sales of $541.6 million increased $62.6 million, or 13.1%. Underlying sales increased by 12% due to higher volumes of 15% offset by unfavorable price/mix of 3%. Favorable currency impacts increased sales by 1%. The Materials segment’s sales increased 10% from strong memory market demand and advanced logic new node ramps partially offset by unfavorable price/mix. The DS&S segment’s sales increased 23% primarily due to higher volumes from equipment sales driven by the continued high level of semiconductor industry capital spending.

Operating Income and Margin

Operating income of $149.0 million increased $0.5 million, or 0.3%, due to higher volumes of $42 million and favorable currency impacts of $3 million offset by higher costs of $22 million in part due to the increased cost of being a separate company, higher business separation, restructuring and cost reduction actions of $12 million and unfavorable price/mix of $11 million. Operating margin decreased 350 bp, primarily from higher operating costs and unfavorable price/mix.

Cost of Sales and Gross Profit Margin

Cost of sales of $305.4 million increased $40.5 million, or 15.3%, as a result of higher delivery systems activity of $20 million, higher operating costs of $11 million and higher raw materials cost of $10 million due to higher volumes. Gross profit margin of 43.6% decreased by 110 bps primarily as a result of unfavorable costs of 230 bp and pricing/mix partially offset by favorable volume of 168 bp.

Selling and Administrative Expense

Selling and administrative expense of $59.7 million increased by $10.4 million. The increase was primarily due to increased staffing as a result of the separation and higher incentive compensation. Selling and administrative expense as a percent of sales increased to 11.0% from 10.3%.

Research and Development

Research and development expense of $21.2 million increased $0.1 million, or 0.5%. Research and development expense as a percent of sales decreased to 3.9% from 4.4%.

Business Separation, Restructuring and Cost Reduction Actions

During the six months ended March 31, 2017, we recognized a net charge of $9.3 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and our headquarters and set up of the stand-alone organization.

Other (Income) Expense, Net

Items recorded to other (income) expense, net arise from transactions and events not directly related to our principal income earning activities.

Other income, net was $3.0 million for the six months ended March 31, 2017 compared to $2.1 million for the six months ended March 31, 2016. No individual items were significant in comparison to the prior period.

Interest Expense

Interest incurred increased $23.1 million. The increase was driven by interest expensed on the debt financed in September 2016.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 21.3% for the six months ended March 31, 2017 compared to 17.2% for the six months ended March 31, 2016. The increase in effective tax rate was attributable primarily to the change from the separate return method between periods. See Note 9, “Income Taxes”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. For the six months ended March 31, 2016, we recorded a valuation allowance benefit related to the utilization of net operating losses resulting from the stand-alone basis of presentation. These net operating losses were utilized against Air Products’ income and are not available as future deductions on Versum tax returns. The current period effective tax rate, therefore, includes no valuation allowance benefit. The effective tax rate also includes a discrete benefit recorded in the second quarter related to a favorable foreign tax ruling.

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

Three Months Ended March 31, 2017 vs. 2016

Below is a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
(In millions, except percentages)
Net Income Attributable to Versum	$44.9	$53.8
Add: Interest expense	11.6	—
Add: Income tax provision	11.5	12.2
Add: Depreciation and amortization	10.9	11.1
Add: Non-controlling interests	1.9	1.9
Add: Business separation, restructuring and cost reduction actions	6.1	(1.8)
Adjusted EBITDA	$86.9	$77.2
Adjusted EBITDA Margin	32.1%	33.1%
Change from prior year	$9.7
% change from prior year	12.6%

Adjusted EBITDA of $86.9 million increased $9.7 million, or 12.6%, primarily due to higher volumes of $20 million and favorable currency impacts of $2 million partially offset by higher operating costs of $7 million and unfavorable price/mix of $5 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Three Months Ended March 31,
	2017	2016
(In millions)
Materials	$198.3	$181.5
DS&S	71.7	52.0
Corporate	0.8	—
Total Company Sales	$270.8	$233.5

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
(In millions, except percentages)
Materials
Operating income	$65.1	$60.1
Add: Depreciation and amortization	10.1	10.5
Segment Adjusted EBITDA	$75.2	$70.6
Segment Adjusted EBITDA margin(A)	37.9%	38.9%
DS&S
Operating income	$17.7	$9.7
Add: Depreciation and amortization	0.4	0.5
Segment Adjusted EBITDA	$18.1	$10.2
Segment Adjusted EBITDA margin(A)	25.2%	19.6%
Corporate
Operating loss	$(6.8)	$(3.7)
Add: Depreciation and amortization	0.4	0.1
Segment Adjusted EBITDA	$(6.4)	$(3.6)

Total Versum Adjusted EBITDA	$86.9	$77.2

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended March 31,
(In millions)	2017	2016
Operating Income
Segment total	$76.0	$66.1
Business separation, restructuring and cost reduction actions	(6.1)	1.8
Combined Total	$69.9	$67.9

Materials

% Change from Prior Period
Three Months Ended March 31, 2017
Sales
Underlying business
Volume	11%
Price/mix	(4)%
Currency	2%
Total Materials Sales Change	9%

Sales of $198.3 million increased $16.8 million, or 9.3%, primarily due to higher volumes of 11% and favorable currency impacts of 2%. The higher volumes of 11% were driven by strong growth in many of the Advanced Materials product lines with Process Materials products lines contributing more moderate growth given capacity limitations and weaker pricing, primarily in NF3. These increases were partially offset by unfavorable price/mix of 4%.

Operating income of $65.1 million increased $5.0 million, or 8.3%, due to higher volumes of $13 million and favorable currency impacts of $2 million partially offset by unfavorable price/mix of $8 million and higher costs of $2 million.

Adjusted EBITDA of $75.2 million increased $4.6 million, or 6.5%, due to higher volumes of $13 million and favorable currency impacts of $2 million partially offset by unfavorable price/mix of $8 million and higher operating costs of $2 million. Adjusted EBITDA margin of 37.9% decreased 100 bp, primarily due to unfavorable price/mix and higher costs partially offset by favorable currency impacts.

Delivery Systems and Services

% Change from Prior Period
Three Months Ended March 31, 2017
Sales
Underlying business
Volume	39%
Price/mix	—%
Currency	(1)%
Total DS&S Sales Change	38%

Sales of $71.7 million increased $19.7 million, or 37.9%, due to robust equipment sales driven by strong demand from the memory market, next generation nodes and growth in China.

Operating income of $17.7 million increased $8.0 million, or 82.5%, due to higher volumes of $7 million and favorable price/mix of $3 million partially offset by higher costs of $2 million.

Adjusted EBITDA of $18.1 million increased $7.9 million, or 77.5%, due to higher volumes of $7 million and favorable price/mix of $3 million partially offset by higher costs of $2 million. Adjusted EBITDA margin of 25.2% increased 560 bp.

Corporate

Operating loss of $6.8 million increased by $3.1 million, or 83.8%, primarily due to additional start up selling and administrative costs.

Adjusted EBITDA loss of $6.4 million increased by $2.8 million, or 77.8%, primarily due to additional start up selling and administrative costs.

Six Months Ended March 31, 2017 vs. 2016

Below is a reconciliation of net income to Adjusted EBITDA:

	Six Months Ended March 31,
	2017	2016
(In millions, except percentages)
Net Income Attributable to Versum	$95.7	$119.0
Add: Interest expense	23.1	—
Add: Income tax provision	26.8	25.6
Add: Depreciation and amortization	21.8	22.6
Add: Non-controlling interests	3.4	4.1
Add: Business separation, restructuring and cost reduction actions	9.3	(2.7)
Adjusted EBITDA	$180.1	$168.6
Adjusted EBITDA Margin	33.3%	35.2%
Change from prior year	$11.5
% change from prior year	6.8%

Adjusted EBITDA of $180.1 million increased $11.5 million, or 6.8%, primarily due to higher volumes of $42 million and a favorable currency impact of $3 million partially offset by higher operating costs of $22 million and unfavorable price/mix of $11 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Six Months Ended March 31,
	2017	2016
(In millions)
Materials	$406.3	$370.3
DS&S	133.6	108.7
Corporate	1.7	—
Total Company Sales	$541.6	$479.0

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Six Months Ended March 31,
	2017	2016
(In millions, except percentages)
Materials
Operating income	$138.0	$128.6
Add: Depreciation and amortization	20.3	21.4
Add: Equity affiliates’ income	—	0.2
Segment Adjusted EBITDA	$158.3	$150.2
Segment Adjusted EBITDA margin(A)	39.0%	40.6%
DS&S
Operating income	$30.1	$25.6
Add: Depreciation and amortization	0.7	1.0
Segment Adjusted EBITDA	$30.8	$26.6
Segment Adjusted EBITDA margin(A)	23.1%	24.5%
Corporate
Operating loss	$(9.8)	$(8.4)
Add: Depreciation and amortization	0.8	0.2
Segment Adjusted EBITDA	$(9.0)	$(8.2)

Total Versum Adjusted EBITDA	$180.1	$168.6

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Six Months Ended March 31,
	2017	2016
(In millions)
Operating Income
Segment total	$158.3	$145.8
Business separation, restructuring and cost reduction actions	(9.3)	2.7
Combined Total	$149.0	$148.5

Materials

% Change from Prior Period
Six Months Ended March 31, 2017
Sales
Underlying business
Volume	13%
Price/mix	(4)%
Currency	1%
Total Materials Sales Change	10%

Sales of $406.3 million increased $36.0 million, or 9.7%, primarily due to higher volumes of 13% and favorable currency impacts of 1%. The higher volumes of 13% were driven by strong memory market growth and advanced logic new node ramps. These increases were partially offset by unfavorable price/mix of 4%.

Operating income of $138.0 million increased $9.4 million, or 7.3%, due to higher volumes of $33 million and favorable currency impacts of $3 million partially offset by higher costs of $17 million and unfavorable price/mix of $10 million.

Adjusted EBITDA of $158.3 million increased $8.1 million, or 5.4%, due to higher volumes of $33 million and favorable currency impacts of $3 million partially offset by higher operating costs of $18 million and unfavorable price/mix of $10 million. Adjusted EBITDA margin of 39.0% decreased 160 bp, primarily due to higher costs and unfavorable price/mix partially offset by favorable currency impacts.

Delivery Systems and Services

% Change from Prior Period
Six Months Ended March 31, 2017
Sales
Underlying business
Volume	23%
Price/mix	—%
Currency	—%
Total DS&S Sales Change	23%

Sales of $133.6 million increased $24.9 million, or 22.9%, due to increased equipment sales driven by the continued high level of semiconductor industry capital spending.

Operating income of $30.1 million increased $4.5 million, or 17.6%, due to higher volumes of $9 million partially offset by higher costs of $4 million and unfavorable price/mix of $1 million.

Adjusted EBITDA of $30.8 million increased $4.2 million, or 15.8%, due to higher volumes of $9 million partially offset by higher costs of $4 million and unfavorable price/mix of $1 million. Adjusted EBITDA margin of 23.1% decreased 140 bp.

Corporate

Operating loss of $9.8 million increased by $1.4 million, or 16.7%, primarily due to additional start up selling and administrative costs.

Adjusted EBITDA loss of $9.0 million increased by $0.8 million, or 9.8%, primarily due to additional start up selling and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Separation we had received funding from Air Products for our operating and investing cash needs. Historically, a significant portion of our cash balances are generated by operating activities. Our primary sources of liquidity are cash on hand, which was $175.8 million at March 31, 2017, our cash flows from operations, our Revolving Facility and various non-U.S. credit facilities. We anticipate that our primary uses of cash will be for working capital, debt service, capital expenditures for capacity expansions and relocations, potential dividends, acquisitions and general corporate purposes. Our ability to fund these uses of liquidity also will often depend upon where we generate cash, our ability to reinvest in such countries and our ability to repatriate cash into the U.S. Our ability to fund operations and capital needs will depend upon our ongoing ability to generate cash from operations and access the capital markets. We believe that future cash from operations, our revolving credit facility, and access to capital markets will provide adequate resources to meet working capital needs, potential dividends, capital expenditures and strategic investments.

As of March 31, 2017, the majority of our cash and cash items of $175.8 million were held outside the U.S. If we elect to repatriate the foreign cash, we may be required to accrue and pay additional taxes on a portion of these amounts. We do not expect the need to repatriate foreign cash to finance our U.S. operations and service our debt.

As of March 31, 2017, we had availability of $200 million under our Revolving Facility and approximately $11.6 million under various non-US credit facilities.

As of March 31, 2017, we had $998.6 million of total debt. Our scheduled principal repayments on debt include $4.3 million due in 2017, $5.8 million due in 2018, $5.8 million due in 2019, $5.8 million due in 2020, $5.8 million due in 2021 and $971.1 million due thereafter. We were in compliance with all of our debt covenants at March 31, 2017, and we expect to remain in compliance with these covenants for at least the next twelve months.

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

CASH FLOWS

Our cash flows provided by (used in) operating, investing, and financing activities as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended March 31,
	2017	2016
(In millions)
Operating activities	$93.0	$116.4
Investing activities	(19.3)	20.6
Financing activities	(4.2)	(132.4)

Operating Activities

For the six months ended March 31, 2017, cash provided by operating activities was $93.0 million. Net income attributable to Versum of $95.7 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, gain on sale of assets and share-based compensation expense. Working capital was a use of cash of $29.0 million. The change in working capital was primarily a result of an increase in trade receivables of $32.0 million due to period over period timing differences related to collections.

For the six months ended March 31, 2016, cash provided by operating activities was $116.4 million. Net income attributable to Versum of $119.0 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, undistributed earnings of equity affiliates, gain on sale of assets, share-based compensation expense and gain on sale of long-lived assets associated with restructuring. Working capital was a use of cash of $29.4 million. The change in working capital was primarily driven by an increase in trade receivables of $10.0 million due to period over period timing differences related to collections and a decrease in payables and accrued liabilities of $24.5 million, which was primarily due to a decrease in the accrual for incentive compensation due to payments on the 2015 plan.

Investing Activities

For the six months ended March 31, 2017, cash used by investing activities was $19.3 million primarily due to spending for plant and equipment. For the six months ended March 31, 2016, cash provided by investing activities was $20.6 million, as proceeds from the sale of assets was partially offset by spending for plant and equipment.

Capital expenditures in the six months ended March 31, 2017 totaled $20.2 million, including $6.5 million of capital spending related to one-time restructuring activities, compared to $15.6 million in the six months ended March 31, 2016. The increase in capital expenditures of $4.6 million for the period was primarily due to restructuring capital expenditures associated with the relocation of our research and development activities.

Financing Activities

For the six months ended March 31, 2017, cash used for financing activities was $4.2 million primarily due to the payment of long-term debt and debt issuance costs. For the six months ended March 31, 2016, cash used for financing activities was $132.4 million primarily due to net transfers to Air Products.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. There have been no material changes to contractual obligations since September 30, 2016.

LONG-TERM EMPLOYEE BENEFITS

Air Products sponsors defined benefit pension plans and defined contribution plans that are shared amongst its businesses. Prior to the Separation participation of our employees in these plans is reflected in the financial statements as though we participated in a multi-employer plan with Air Products. In connection with the Separation, Versum assumed defined benefit pension plan assets for the plans in Germany, Korea and Taiwan of approximately $3 million and a benefit obligation of approximately $27 million. The net benefit obligation of $24 million is reflected on our consolidated balance sheet as of March 31, 2017.

Refer to Note 12, “Retirement Benefits”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we did not have any off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2016. During the three months ended March 31, 2017, there have been no significant changes in our critical accounting policies as reported in our 2016 Annual Report on Form 10-K.

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

At March 31, 2017, the net financial instrument position was a liability of $1.0 billion.

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

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt assumes an instantaneous 100 bp move in interest rates from the level at March 31, 2017, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $11.3 million in the fair value of our fixed rate debt at March 31, 2017.

Based on the variable-rate debt balance at March 31, 2017, a 100 bp increase in interest rates would result in an additional $5.7 million of interest incurred per year at the end of March 31, 2017. A 100 bp increase in market interest rates would result in a decrease of $23.1 million in the fair value of our variable rate debt at March 31, 2017.

Foreign Currency Exchange Rate Risk

Our earnings, cash flows, and financial position are exposed to market risks relating to foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.

The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at March 31, 2017, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $7.7 million in the net asset position of financial instruments at March 31, 2017.

We enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. The primary currency pairs for which we have exchange rate exposure are Euros and U.S. dollars and Korean Won and U.S. Dollars. There is fair value exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and materially equal to the impact on the instruments in the analysis.

Approximately 49% of Versum’s sales are denominated in currencies other than the U.S. dollar. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during six months ended March 31, 2017, the operating income would be negatively impacted by approximately $7 million.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures and to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Prior to the Separation, the Company relied on the controls and resources of Air Products for internal control over financial reporting. In September 2016, in connection with the Separation and Distribution, the Company and Air Products entered into a Transition Services Agreement, under which, on an interim and transitional basis, Air Products will provide various services to the Company. In addition, and as a result of the Separation and Distribution, planned staffing changes resulted in the transition of responsibilities to certain individuals responsible for executing internal controls. At Separation, we adopted Air Product’s policies. During the three months ended March 31, 2017 we are continuing to review and revise them as needed to reflect our status as an independent public company.

There were no other material changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VERSUM MATERIALS, INC.

By:	/s/ George G. Bitto
George G. Bitto
Senior Vice President and Chief Financial Officer
Date:	May 5, 2017

By:	/s/ Jessica Feather-Bowman
Jessica Feather-Bowman
Controller and Principal Accounting Officer
Date:	May 5, 2017

EXHIBIT INDEX

Exhibit No	Exhibit
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