Form 10-Q
period 2017-06-30
Versum Materials, Inc.
filed 2017-08-04
CIK 1660690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

At July 28, 2017, 108,795,691 shares of common stock, par value $1.00 per share, were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Versum Materials, Inc.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
(In millions, except per share data)
Sales	$290.8	$242.7	$832.4	$721.7
Cost of sales	159.6	135.9	465.0	400.8
Selling and administrative	34.5	27.3	94.2	76.6
Research and development	11.9	11.3	33.1	32.4
Business separation, restructuring and cost reduction actions	6.0	1.1	15.3	(1.6)
Other (income) expense, net	(2.2)	(0.3)	(5.2)	(2.4)
Operating Income	81.0	67.4	230.0	215.9
Equity affiliates’ income	—	—	—	0.2
Interest expense	11.9	—	35.0	—
Income Before Income Taxes	69.1	67.4	195.0	216.1
Income tax provision	14.4	17.6	41.2	43.2
Net Income	54.7	49.8	153.8	172.9
Less: Net Income Attributable to Non-controlling Interests	2.0	2.0	5.4	6.1
Net Income Attributable to Versum	$52.7	$47.8	$148.4	$166.8
Net income attributable to Versum per common share:
Basic	$0.48	$0.44	$1.36	$1.54
Diluted	$0.48	$0.44	$1.36	$1.54
Shares used in computing per common share amounts:
Basic	108.8	108.7	108.7	108.7
Diluted	109.5	108.7	109.3	108.7

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
(In millions)
Net Income	$54.7	$49.8	$153.8	$172.9
Other Comprehensive Income (Loss), net of tax
Translation adjustments, net	(4.6)	0.5	(5.4)	15.6
Pension activity, net of tax for the three and six months ended March 31, 2017 of $0 and $1.5, respectively	0.1	—	(5.6)	—
Total Other Comprehensive Income (Loss)	(4.5)	0.5	(11.0)	15.6
Comprehensive Income	50.2	50.3	142.8	188.5
Net Income Attributable to Non-controlling Interests	2.0	2.0	5.4	6.1
Other Comprehensive Income (Loss) Attributable to Non-controlling Interests	(0.2)	(0.6)	1.2	(0.1)
Comprehensive Income Attributable to Versum	$48.4	$48.9	$136.2	$182.5

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	September 30, 2016
(In millions, except share data)
Assets
Current Assets
Cash and cash items	$234.5	$105.6
Restricted cash	—	69.6
Short-term investments	10.0	—
Trade receivables, net	155.4	130.0
Inventories	133.2	127.4
Contracts in progress, less progress billings	14.8	19.2
Prepaid expenses	10.4	3.8
Other current assets	10.2	12.4
Total Current Assets	568.5	468.0
Plant and equipment:
Plant and equipment, at cost	932.1	884.7
Less: accumulated depreciation	616.6	588.2
Plant and equipment, net	315.5	296.5
Goodwill	177.5	180.1
Intangible assets, net	69.0	74.8
Other noncurrent assets	51.3	24.4
Total Noncurrent Assets	613.3	575.8
Total Assets	$1,181.8	$1,043.8
Liabilities and Stockholders’ Deficit
Current Liabilities
Payables and accrued liabilities	$106.3	$85.8
Accrued income taxes	18.2	12.7
Current portion of long-term debt	5.8	5.8
Total Current Liabilities	130.3	104.3
Long-term debt	978.0	980.3
Deferred tax liabilities	31.4	42.8
Other noncurrent liabilities	51.8	19.8
Total Noncurrent Liabilities	1,061.2	1,042.9
Total Liabilities	1,191.5	1,147.2
Commitments and Contingencies - See Note 16
Stockholders’ Deficit
Air Products’ net investment	—	(127.3)
Common stock (par value $1 per share; 250,000,000 shares authorized; outstanding 108,779,660)	108.8	—
Capital in excess of par	7.4	—
Accumulated deficit	(143.1)	—
Accumulated other comprehensive loss	(22.2)	(10.0)
Total Versum’s Stockholders’ Deficit	(49.1)	(137.3)
Non-controlling Interests	39.4	33.9
Total Stockholders’ Deficit	(9.7)	(103.4)
Total Liabilities and Stockholders’ Deficit	$1,181.8	$1,043.8
The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
(In millions)
Operating Activities
Net income	$153.8	$172.9
Less: Net income attributable to non-controlling interests	5.4	6.1
Net income attributable to Versum	148.4	166.8
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	32.5	34.4
Deferred income taxes	5.8	2.3
Undistributed earnings of unconsolidated affiliates	—	(0.2)
Gain on sale of assets	(1.8)	(0.8)
Share-based compensation	5.6	3.4
Gain on sale of long-lived assets associated with restructuring	—	(3.2)
Other adjustments	3.6	8.4
Working capital changes that provided (used) cash:
Trade receivables	(27.8)	0.5
Inventories	(5.9)	2.4
Contracts in progress, less progress billings	5.1	(1.4)
Payables and accrued liabilities	1.5	(20.8)
Accrued income taxes	(4.5)	2.8
Other working capital	24.3	(2.0)
Cash Provided by Operating Activities	186.8	192.6
Investing Activities
Additions to plant and equipment	(41.4)	(24.1)
Proceeds from sale of assets and investments	3.0	39.3
Short-term investment	(10.0)	—
Cash (Used) Provided by Investing Activities	(48.4)	15.2
Financing Activities
Payments on long-term debt	(4.3)	—
Short-term borrowings	1.5	—
Payments on short-term borrowings	(1.5)	—
Debt issuance costs	(1.7)	—
Net transfers to Air Products	—	(153.3)
Dividends paid to shareholders	(5.4)	—
Dividends paid to non-controlling interests	(1.2)	(6.0)
Other financing activity	2.1	—
Cash Used for Financing Activities	(10.5)	(159.3)
Effect of Exchange Rate Changes on Cash	1.0	0.3
Increase in Cash and Cash Items	128.9	48.8
Cash and Cash items-Beginning of Year	105.6	17.8
Cash and Cash items-End of Period	$234.5	$66.6
The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Capital in Excess of Par	Accumulated Deficit	Air Products’ Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Versum’s Stockholders’ Equity (Deficit)	Non-controlling Interests	Total
(In millions)
Balance, September 30, 2015	$—	$—	$—	$741.5	$(32.8)	$708.7	$32.0	$740.7
Net income	—	—	—	166.8	—	166.8	6.1	172.9
Other comprehensive income (loss)	—	—	—	—	15.7	15.7	(0.1)	15.6
Share-based compensation	—	—	—	3.4	—	3.4	—	3.4
Dividends to non-controlling interests	—	—	—	—	—	—	(6.0)	(6.0)
Net transfers to Air Products	—	—	—	(153.3)	—	(153.3)	0.9	(152.4)
Balance, June 30, 2016	$—	$—	$—	$758.4	$(17.1)	$741.3	$32.9	$774.2

Balance, September 30, 2016	$—	$—	$—	$(127.3)	$(10.0)	$(137.3)	$33.9	$(103.4)
Net income	—	—	148.4	—	—	148.4	5.4	153.8
Net Transfer to Air Products	—	—	(291.5)	135.4	(2.1)	(158.2)	0.1	(158.1)
Reclassification of Air Products' net investment to additional paid in capital	—	8.1		(8.1)	—	—	—	—
Cash dividend paid	—	(5.4)	—	—	—	(5.4)	—	(5.4)
Issuance of common stock at separation	108.7	—	—	—	—	108.7	—	108.7
Issuance of common stock through shared based compensation plans	0.1	—	—	—	—	0.1	—	0.1
Other comprehensive income (loss)	—	—	—	—	(10.1)	(10.1)	1.2	(8.9)
Share-based compensation	—	4.7	—	—	—	4.7	—	4.7
Dividends to non-controlling interests	—	—	—	—	—	—	(1.2)	(1.2)
Balance, June 30, 2017	$108.8	$7.4	$(143.1)	$—	$(22.2)	$(49.1)	$39.4	$(9.7)

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

We are a global business that provides innovative solutions for specific customer applications within niche markets based upon expertise in specialty materials. Our business employs applications technology to provide solutions to the semiconductor industry through chemical synthesis, analytical technology, process engineering, and surface science. We are comprised of two operating segments, Materials and Delivery Systems and Services, under which we manage our operations and assess performance, and a Corporate segment.

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

The financial statements are unaudited and should be read in conjunction with the Annual Combined Financial Statements presented in the Company's Annual Report on Form 10-K for our fiscal year ended September 30, 2016. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. All significant intercompany accounts and transactions have been eliminated. The results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the results of operations for the full year.

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

After the Separation, Versum has performed most of these functions using its own resources or purchased services. However, the remainder of these functions continue to be provided by Air Products under various agreements. See Note 3, Related Party Transactions and Transactions with Air Products, for a description of the agreements between Versum and Air Products.

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

Accounting Policies

The policies used in preparing the Consolidated Financial Statements are the same as those used in our Annual Report on Form 10-K for our fiscal year ended September 30, 2016. There have been no significant changes to these accounting policies during the three and nine months ended June 30, 2017.

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

New Accounting Guidance to be Implemented

Share-Based Compensation

In May 2017, the FASB issued guidance which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company will adopt the standard effective October 1, 2017. The adoption is not expected to have a material impact on the consolidated financial statements.

Net Periodic Pension Costs

In March 2017, the FASB issued guidance which requires an entity to report the service cost component of pension expense in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. The components of the net (benefit) cost are shown in Note 12, Retirement Benefits. The Company is currently evaluating the impact of adopting this guidance.

Derecognition of Non-financial Assets

In February 2017, the FASB issued guidance which clarifies the scope of the derecognition of nonfinancial assets, the definition of in-substance financial assets, and impacts the accounting for partial sales of nonfinancial assets by requiring full gain recognition upon the sale. The guidance is effective for reporting periods beginning after December 15, 2017 and permits the use of either retrospective or modified retrospective methods of adoption. In addition, an entity is required to apply the amendments in this update at the same time that it applies the amendments in the revenue recognition standard. The Company will adopt the standard effective October 1, 2018. The adoption is not expected to have a material impact on the consolidated financial statements.

Goodwill Impairment

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment, which removes certain steps from the goodwill impairment test. The guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those periods, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will adopt the standard effective October 1, 2017. The adoption is not expected to have a material impact on the consolidated financial statements.

Business Combinations

In January 2017, the FASB issued guidance on the definition of a business in business combinations. The guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company will adopt the standard effective October 1, 2018. The adoption is not expected to have a material impact on the consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year, while providing the option to early adopt the standard on the original effective date. In December 2016 there were further updates to the original guidance that did not revise the effective date. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the standard effective October 1, 2018. The standard could impact the amount and timing of revenue that we recognize. We are currently evaluating the adoption alternatives and impact that this standard and respective updates will have on our Consolidated Financial Statements.

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

Total costs allocated to us in the consolidated income statements are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
(In millions)
Cost of sales	$—	$0.7	$—	$2.2
Selling and administrative	—	4.0	—	12.1
Research and development	—	0.3	—	0.8
Business restructuring and cost reduction actions	—	0.2	—	0.5
Total Allocated Costs	$—	$5.2	$—	$15.6

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

During the three and nine months ended June 30, 2017, we recognized a net charge of $6.0 million and $15.3 million, respectively. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

During the three and nine months ended June 30, 2016, we recognized a net loss (gain) of $1.1 million and $(1.6) million, respectively. The net gain for the nine months ended June 30, 2016 included a charge of $1.6 million for severance and other benefits related to the elimination of approximately 55 positions as part of cost reduction activities. In addition, we recognized a $3.2 million gain on the sale of assets. The majority of these actions pertain to the Materials segment.

The following table summarizes the carrying amount of the accrual for the business realignment and reorganization at June 30, 2017:

	Severance and Other Benefits	Asset Actions/Other	Total
(In millions)
Balance, September 30, 2016	$0.6	$—	$0.6
Current Period Charge	0.5	—	0.5
Cash Payments	(1.1)	—	(1.1)
Balance, June 30, 2017	$—	$—	$—

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

6.INVENTORIES

The components of inventories are as follows:

	June 30, 2017	September 30, 2016
(In millions)
Inventories at FIFO cost
Finished goods	$83.2	$94.0
Work in process	12.5	12.3
Raw materials, supplies and other	45.6	29.4
	141.3	135.7
Less: Excess of FIFO cost over LIFO cost	(8.1)	(8.3)
Inventories	$133.2	$127.4

First-in, first-out (FIFO) cost approximates replacement cost.

7.GOODWILL

Changes to the carrying amount of goodwill by segment are as follows:

	Materials	Delivery Systems and Services	Total
(In millions)
Balance, September 30, 2016	$162.6	$17.5	$180.1
Currency translation adjustment	(2.4)	(0.2)	(2.6)
Balance, June 30, 2017	$160.2	$17.3	$177.5

Goodwill is subject to impairment testing in the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of goodwill might not be recoverable. There were no events or circumstances indicating that goodwill might be impaired at June 30, 2017.

8.DEBT

Components of Debt

	June 30, 2017	September 30, 2016
(In millions)
Short-term borrowings(A)	$—	$—
Current portion of long-term debt	5.8	5.8
Long-term debt	978.0	980.3
Total Debt	$983.8	$986.1

(A)	Represents borrowing under foreign lines of credit by non-U.S. subsidiaries which are short term in nature. Availability under these lines of credit at June 30, 2017 is $20.1 million.

Long-term debt

	June 30, 2017	September 30, 2016
(In millions)
Term loan facility under Credit Agreement	$570.7	$575.0
Revolving facility under Credit Agreement	—	—
5.500% Senior Notes due 2024	425.0	425.0
Total debt	995.7	1,000.0
Less debt discount	2.6	2.8
Less deferred debt costs	9.3	11.1
Less current portion of long-term debt	5.8	5.8
Long-term debt payable after one year	$978.0	$980.3

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

Borrowings under the Term Facility bear interest at a rate of either LIBOR (adjusted for statutory reserve requirements), subject to a minimum floor of 0.75%, plus a margin of 2.50% or an alternate base rate, subject to a minimum floor of 1.75%, plus a margin of 1.50% (effective rate of 3.80% as of June 30, 2017). The Term Facility matures on September 30, 2023, and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Facility, with the balance payable on September 30, 2023.

Borrowings under the Revolving Facility bear interest initially at a rate of either LIBOR (adjusted for statutory reserve requirements) plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%, and after delivery of the financial statements for the first full fiscal quarter, subject to a 0.25% margin reduction based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period. A commitment fee of 0.375% initially, subject to a reduction to 0.25% based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period after delivery of the financial statements for the first full fiscal quarter, on the unused portion of the Revolving Facility is payable quarterly in arrears. Letter of credit fees are payable on outstanding letters of credit under the Revolving Facility, and fronting fees equal to a percentage to be agreed with each issuing bank (not to exceed 0.125%) are payable to the issuing banks. The Revolving Facility matures on September 30, 2021. A maximum first lien net leverage ratio covenant (total debt net of cash on hand to total adjusted EBITDA) of 3.25:1.00 will apply if we draw upon the Revolving Facility. As of June 30, 2017, we had availability of $200 million under Revolving Facility.

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

The agreements governing our indebtedness contain a number of affirmative and negative covenants. We were in compliance with all of our covenants at June 30, 2017.

9.INCOME TAXES

As discussed in Note 1, the Separation of Versum from Air Products was completed on October 1, 2016. In connection with the Separation and as a result of the change from the separate return method under the carve-out financial statements, Versum adjusted certain current and deferred tax accounts, including a net decrease in deferred tax liabilities of approximately $22.2 million and a net increase in tax payable of approximately $11.0 million.

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

10.FINANCIAL INSTRUMENTS

We enter into forward exchange contracts to hedge the fair value exposure on intercompany loans. During the three months ended June 30, 2017, this portfolio of forward exchange contracts consisted primarily of Korean Won and U.S. dollars as well as Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding at June 30, 2017 is approximately 3 months. At June 30, 2017, the total notional principal amount of our outstanding hedge contracts was $95.8 million.

As of June 30, 2017 there were no derivatives designated as hedging instruments. The table below summarizes the fair values of our derivatives not designated as hedging instruments and balance sheet location of these outstanding derivatives:

	June 30, 2017
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$0.5	Payables and accrued liabilities	$1.2

Refer to Note 11, Fair Value, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our forward contracts:

	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017
(In millions)
Forward Exchange Contracts, net of tax:
Net loss recognized in other (income) expense, net(A)	$2.3	$3.4

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

The methods and assumptions used to measure the fair value of financial instruments are as follows:

Short-term investment

Short-term investments include time deposits with original maturities greater than 90 days and less than one year. The estimated fair value of the short-term investments, which approximates carrying value, was determined using level 1 inputs within the fair value hierarchy. Level 1 measurements were based on observed net asset values.

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

The carrying values and fair values of our derivatives and debt are as follows:

	June 30, 2017
	Fair Value	Carrying Value
(In millions)
Assets
Forward Exchange Contracts	$0.5	$0.5

Liabilities
Forward Exchange Contracts	$1.2	$1.2
Long-term Debt
Senior Notes	$447.8	$425.0
Term Loan Facility	575.7	570.7
Total Long-term Debt	$1,023.5	$995.7

The carrying amounts reported in the consolidated balance sheet for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, and accrued income taxes approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

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

Defined Benefit Pensions

In 2017, certain international pension plans were legally split from Air Products. Our plans provide certain international employees in Germany, Korea and Taiwan who previously participated in the Air Products plans the same defined benefit pension benefits that had previously been provided by Air Products. In connection with the Separation, during the first quarter of 2017, Versum assumed defined benefit pension plan assets of approximately $3 million and a benefit obligation of approximately $27 million. The net benefit obligation of $24 million is reflected on our consolidated balance sheet as of June 30, 2017.

The components of net periodic pension costs for Versum’s defined benefit pension plans are as follows:

	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017
(In millions)
Service cost	$0.6	$1.7
Interest cost	0.1	0.4
Actuarial loss amortization	0.2	0.4
Net periodic pension cost	$0.9	$2.5

Defined Contribution Plan

Prior to the Separation, Air Products sponsored several defined contribution plans which covered all U.S. employees and certain non-U.S. employees. Versum received an allocation of the total cost of defined contribution plans from Air Products.

Upon Separation, our employees’ balances were transferred to a new Versum defined contribution plan.

The following table summarizes our defined contribution expense:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
(In millions)
Defined contribution expense	$2.1	$1.4	$5.8	$4.1

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

In addition, during the three months ended December 31, 2016, under the Versum Long-Term Incentive Plan we made a one-time Founders grant of time-based restricted stock units and we made fiscal 2017 annual awards of market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue new shares upon the payout of restricted stock units and the exercise of stock options. As of June 30, 2017, there were 3.3 million shares available for future grant under the Versum Long-Term Incentive Plan.

Share-based compensation awards cost recognized in the consolidated income statement is summarized below:

	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017
(In millions)
Before-Tax Share-Based Compensation Award Cost	$2.1	$5.6
Income Tax Benefit	0.8	2.0
After-Tax Share-Based Compensation Award Cost	$1.3	$3.6

Before-tax share-based compensation award cost is primarily included in selling and administrative expense on our consolidated income statements.

Total before-tax share-based compensation award cost by type of program was as follows:

	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017
(In millions)
Restricted stock units	$2.0	$5.4
Stock options	0.1	0.2
Before-Tax Share-Based Compensation Cost	$2.1	$5.6

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

The calculation of the fair value of market-based restricted stock units during the three months ended December 31, 2016 used the following assumptions:

(In percentages)
Expected volatility	28.7%
Risk-free interest rate	1.4%

A summary of restricted stock unit activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	22.85
Granted	0.7	25.30
Paid out	(0.1)	15.55
Forfeited/adjustments	—	—
Outstanding, June 30, 2017	1.1	$25.30

No cash payments were made for restricted stock units for the three and nine months ended June 30, 2017. As of June 30, 2017, there was $16.1 million of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of restricted stock units paid out during the three and nine months ended June 30, 2017, including shares vested in prior periods, was $0.0 million and $1.7 million, respectively.

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

During the three and nine months ended June 30, 2017, no stock options were granted.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	18.37
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, June 30, 2017	0.5	$18.36

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, June 30, 2017	5.7	$7.2
Exercisable, June 30, 2017	5.6	7.0

The aggregate intrinsic value represents the amount by which our closing stock price of $32.50 as of June 30, 2017 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable.

The total intrinsic value of stock options exercised during the three and nine months ended June 30, 2017 was $0.2 million and $0.3 million, respectively.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of June 30, 2017, there was $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.4 years.

14.STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss (AOCL), net of tax:

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2016	$(0.2)	$(9.8)	$—	$(10.0)
Other comprehensive loss before reclassifications	—	(9.2)	—	(9.2)
Net transfers from Air Products	—	3.8	(5.9)	(2.1)
Amounts reclassified from AOCL	—	—	0.3	0.3
Net current period other comprehensive loss	—	(5.4)	(5.6)	(11.0)
Other comprehensive loss attributable to non-controlling interest	—	1.2	—	1.2
Balance, June 30, 2017	$(0.2)	$(16.4)	$(5.6)	$(22.2)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

Nine Months Ended June 30, 2017
(In millions)
Pension and Postretirement Benefits, net of tax(A)	$0.3

(A)	The components include actuarial loss amortization and are reflected in net periodic benefit cost. Refer to Note 12, Retirement Benefits, for further information.

Cash Dividend

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

15.EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
(In millions, except per share data)
Numerator
Net Income Attributable to Versum	$52.7	$47.8	$148.4	$166.8
Denominator
Weighted average number of common shares - Basic	108.8	108.7	108.7	108.7
Effect of dilutive securities
Employee stock option and other award plans	0.7	—	0.6	—
Weighted average number of common shares - Diluted	109.5	108.7	109.3	108.7

Earnings Per Common Share Attributable to Versum
Net Income Attributable to Versum - Basic	$0.48	$0.44	$1.36	$1.54
Net Income Attributable to Versum - Diluted	0.48	0.44	1.36	1.54

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

For the three and nine months ended June 30, 2017, no outstanding share-based awards were anti-dilutive.

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

Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
(In millions)
Sales
Materials	$206.4	$193.5	$612.7	$563.8
Delivery Systems and Services	83.5	49.2	217.1	157.9
Corporate	0.9	—	2.6	—
Total	$290.8	$242.7	$832.4	$721.7
Operating Income (Loss)
Materials	$69.6	$66.4	$207.6	$195.0
Delivery Systems and Services	24.0	11.9	54.1	37.5
Corporate	(6.6)	(9.8)	(16.4)	(18.2)
Segment Total	$87.0	$68.5	$245.3	$214.3
Business separation, restructuring and cost reduction actions	(6.0)	(1.1)	(15.3)	1.6
Total	$81.0	$67.4	$230.0	$215.9

	June 30, 2017	September 30, 2016
(In millions)
Total Assets
Materials	$763.7	$733.4
Delivery Systems and Services	101.4	104.0
Corporate	316.7	206.4
Total	$1,181.8	$1,043.8

18.    SUBSEQUENT EVENT

Acquisition

On August 1, 2017, the Company completed the acquisition of 100% of Dynaloy, LLC (“Dynaloy”) from Eastman Chemical Co. Dynaloy is a supplier of formulated cleaning solutions for the semiconductor and specialty manufacturing industries.  The purchase price of approximately $13 million was paid in cash from our available cash balance. Due to the timing of this acquisition, certain disclosures, including the preliminary allocation of the purchase price, have been omitted from this Quarterly Report on Form 10-Q as the accounting was incomplete as of the filing date. The acquisition of Dynaloy does not constitute a material business combination.

Cash Dividend

On July 27, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share, to be paid on August 21, 2017 to shareholders of record as of August 7, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2016, included in our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by references to future periods, and include statements about the fiscal year 2017 and 2018 outlook for Versum, expectations as to future sales, operating income, cash flow, and Adjusted EBITDA, future profitability, our future operating results on a segment basis, capital and other expenditures, our ability to execute on our strategy and deliver on our commitments to customers and shareholders, estimates of the size of the market for our products, forecasted industry demand, estimates of the success of other competing technologies that may become available, and other matters. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target” and similar expressions generally identify forward-looking statements, which are based on management’s reasonable expectations and assumptions as of the date the statements were made. Actual results and the outcomes of future events may differ materially from those expressed or implied in the forward-looking statements because of a number of risks and uncertainties, including, without limitation, weakening of global or regional general economic conditions and product supply versus demand imbalances in the semiconductor industry could decrease the demand for our goods and services; our concentrated customer base; our ability to continue technological innovation to meet the evolving needs of our customers; our inability to protect and enforce intellectual property rights; operational, political and legal risks of our international operations; hazards associated with specialty chemical manufacturing could disrupt our operations or the operations of our suppliers or customers; changes in government regulations in the countries we operate; raw material shortages and price increases; sole source and limited source suppliers; fluctuation of currency exchange rates; increased competition; our ability to successfully complete the transition to an independent public company; increased costs as a separate public company; and other risk factors described in our most recent Annual Report on Form 10-K, as revised and updated by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K which have been filed with the Securities and Exchange Commission (“SEC”) and are available on the Internet at www.sec.gov. Versum disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in assumptions, beliefs or expectations or any change in circumstances upon which any such forward-looking statements are based.

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

Performance Summary

Third Quarter 2017 vs Third Quarter 2016

•
Sales of $290.8 million increased $48.1 million, or 19.8%. Underlying sales increased by 19% due to higher volumes of 21% offset by unfavorable price/mix of 2%. The increase in sales was driven largely by strong volumes in both the Materials segment and the DS&S segment partially offset by unfavorable price/mix in the Materials segment primarily due to price pressure in specific Process Materials product lines. Currency changes had a favorable impact on sales of 1%.

•
Operating income of $81.0 million increased $13.6 million, or 20.2%, due to higher volumes of $25 million and favorable currency impacts of $3 million partially offset by unfavorable price/mix of $7 million, higher business separation, restructuring and cost reduction actions of $5 million and higher costs of $2 million including the increased cost of being a separate company. Operating income margin was 27.9%, up 10 basis points (“bp”).

•
Adjusted EBITDA of $97.7 million increased $17.4 million, or 21.7%, primarily due to higher volumes of $25 million and favorable currency impacts of $3 million partially offset by unfavorable price/mix of $7 million and higher operating costs of $4 million. The major drivers of the improved performance were the strong volumes in both the Materials and DS&S segments, partially offset by expected higher operating and selling and administrative costs associated with becoming an independent company and unfavorable price/mix in the Materials segment, primarily in Process Materials. Adjusted EBITDA margin was 33.6%, up 50 bp.

•
For the third quarter year to date period ended June 30, 2017 cash flows from operations was $186.8 million, with cash used for capital spending of $41.4 million, including $13.2 million of capital spending related to one-time restructuring activities.

RESULTS OF OPERATIONS

Discussion of Consolidated Results - Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2017	2016
(In millions)
Sales	$290.8	$242.7
Cost of sales	159.6	135.9
Selling and administrative	34.5	27.3
Research and development	11.9	11.3
Business separation, restructuring and cost reduction actions	6.0	1.1
Other (income) expense, net	(2.2)	(0.3)
Operating income	81.0	67.4
Equity affiliates’ income	—	—
Interest expense	11.9	—
Income Before Taxes	69.1	67.4
Income tax provision	14.4	17.6
Net Income	54.7	49.8
Less: Net Income Attributable to Non-controlling Interests	2.0	2.0
Net Income Attributable to Versum	$52.7	$47.8
Non-GAAP Basis
Adjusted EBITDA	$97.7	$80.3

Three Months Ended June 30, 2017 vs. 2016

% Change from Prior Period
Three Months Ended June 30, 2017
Sales
Underlying business
Volume	21%
Price/mix	(2)%
Currency	1%
Total Versum Change	20%

Sales of $290.8 million increased $48.1 million, or 19.8%. Underlying sales increased by 19% due to higher volumes of 21% partially offset by unfavorable price/mix of 2%. Currency changes had a favorable impact on sales of 1%. The Materials segment’s sales increased 7% from strong growth in Advanced Materials product lines and limited growth in Process Materials products lines due to capacity limitations and unfavorable price/mix. The DS&S segment’s sales increased 70% primarily driven by continued strong equipment sales growth due to demand from the memory market next generation nodes and growth in China.

Operating Income and Margin

Operating income of $81.0 million increased $13.6 million, or 20.2%, due to higher volumes of $25 million and favorable currency impacts of $3 million partially offset by unfavorable price/mix of $7 million, higher business separation, restructuring and cost reduction actions of $5 million and higher costs of $2 million including the increased cost of being a separate company. Operating margin increased 10 bp.

Cost of Sales and Gross Profit Margin

Cost of sales of $159.6 million increased $23.7 million, or 17.4%, as a result of higher delivery systems activity of $22 million and higher raw materials cost of $7 million due to higher volumes partially offset by lower costs of $5 million. Gross profit margin of 45.1% increased by 110 bp primarily as a result of favorable costs of 200 bp and favorable volumes of 80 bp partially offset by unfavorable price/mix of 170 bp.

Selling and Administrative Expense

Selling and administrative expense of $34.5 million increased by $7.2 million. The increase was primarily due to increased staffing to support growth and becoming an independent company and increased incentive compensation costs. Selling and administrative expense as a percent of sales increased to 11.9% from 11.2%.

Research and Development

Research and development expense of $11.9 million increased $0.6 million, or 5.3%, due to increased spending and higher incentive compensation costs. Research and development expense as a percent of sales decreased to 4.1% from 4.7%.

Business Separation, Restructuring and Cost Reduction Actions

During the three months ended June 30, 2017, we recognized a net charge of $6.0 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

Other (Income) Expense, Net

Items recorded to other (income) expense, net arise from transactions and events not directly related to our principal income earning activities.

Other income, net was $2.2 million for the three months ended June 30, 2017 compared to $0.3 million for the three months ended June 30, 2016. No individual items were significant in comparison to the prior period.

Interest Expense

Interest incurred increased $11.9 million. The increase was driven by interest expensed on the debt financed in September 2016.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 20.8% for the three months ended June 30, 2017 compared to 26.1% for the three months ended June 30, 2016. The decrease in effective tax rate was attributable primarily to the change from the separate return method between periods and a tax cost of $5.9 million related to a one-time distribution of earnings in the three months ended June 30, 2016 from a Versum subsidiary to Air Products prior to the Separation. See Note 9, “Income Taxes”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. For the three months ended June 30, 2016, we recorded a valuation allowance benefit related to the utilization of net operating losses resulting from the stand-alone basis of presentation. These net operating losses were utilized against Air Products’ income and are not available as future deductions on Versum tax returns. The current period effective tax rate, therefore, includes no valuation allowance benefit.

Discussion of Consolidated Results - Nine Months Ended June 30, 2017 vs. Nine Months Ended June 30, 2016

	Nine Months Ended June 30,
	2017	2016
(In millions)
Sales	$832.4	$721.7
Cost of sales	465.0	400.8
Selling and administrative	94.2	76.6
Research and development	33.1	32.4
Business separation, restructuring and cost reduction actions	15.3	(1.6)
Other (income) expense, net	(5.2)	(2.4)
Operating income	230.0	215.9
Equity affiliates’ income	—	0.2
Interest expense	35.0	—
Income Before Taxes	195.0	216.1
Income tax provision	41.2	43.2
Net Income	153.8	172.9
Less: Net Income Attributable to Non-controlling Interests	5.4	6.1
Net Income Attributable to Versum	$148.4	$166.8
Non-GAAP Basis
Adjusted EBITDA	$277.8	$248.9

Nine Months Ended June 30, 2017 vs. 2016

% Change from Prior Period
Nine Months Ended June 30, 2017
Sales
Underlying business
Volume	17%
Price/mix	(3)%
Currency	1%
Total Versum Change	15%

Sales of $832.4 million increased $110.7 million, or 15.3%. Underlying sales increased by 14% due to higher volumes of 17% offset by unfavorable price/mix of 3%. Favorable currency impacts increased sales by 1%. The Materials segment’s sales increased 9% from strong memory market demand and advanced logic new node ramps partially offset by unfavorable price/mix. The DS&S segment’s sales increased 38% primarily due to higher volumes from equipment sales driven by the continued high level of semiconductor industry capital spending.

Operating Income and Margin

Operating income of $230.0 million increased $14.1 million, or 6.5%, due to higher volumes of $67 million and favorable currency impacts of $6 million offset by higher costs of $24 million in part due to the increased cost of being a separate company, unfavorable price/mix of $18 million and higher business separation, restructuring and cost reduction actions of $17 million. Operating margin decreased 230 bp, primarily from higher operating costs and unfavorable price/mix.

Cost of Sales and Gross Profit Margin

Cost of sales of $465.0 million increased $64.2 million, or 16.0%, as a result of higher delivery systems activity of $42 million, higher raw materials cost of $17 million due to higher volumes and higher operating costs of $5 million. Gross profit margin of 44.1% decreased by 40 bp primarily as a result of unfavorable price/mix of 110 bp and unfavorable costs of 70 bp partially offset by favorable volume of 140 bp.

Selling and Administrative Expense

Selling and administrative expense of $94.2 million increased by $17.6 million. The increase was primarily due to increased staffing as a result of becoming an independent company and higher incentive compensation. Selling and administrative expense as a percent of sales increased to 11.3% from 10.6%.

Research and Development

Research and development expense of $33.1 million increased $0.7 million, or 2.2%. Research and development expense as a percent of sales decreased to 4.0% from 4.5%.

Business Separation, Restructuring and Cost Reduction Actions

During the nine months ended June 30, 2017, we recognized a net charge of $15.3 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and our headquarters and set up of the stand-alone organization.

Other (Income) Expense, Net

Items recorded to other (income) expense, net arise from transactions and events not directly related to our principal income earning activities.

Other income, net was $5.2 million for the nine months ended June 30, 2017 compared to $2.4 million for the nine months ended June 30, 2016. No individual items were significant in comparison to the prior period.

Interest Expense

Interest incurred increased $35.0 million. The increase was driven by interest expensed on the debt financed in September 2016.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 21.1% for the nine months ended June 30, 2017 compared to 20.0% for the nine months ended June 30, 2016. The increase in effective tax rate was attributable primarily to the change from the separate return method between periods. See Note 9, “Income Taxes”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. For the nine months ended June 30, 2016, we recorded a valuation allowance benefit related to the utilization of net operating losses resulting from the stand-alone basis of presentation. These net operating losses were utilized against Air Products’ income and are not available as future deductions on Versum tax returns. The current period effective tax rate, therefore, includes no valuation allowance benefit. The effective tax rate for the nine months ended June 30, 2017 also includes a discrete benefit recorded in the second quarter related to a favorable foreign tax ruling.

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

Three Months Ended June 30, 2017 vs. 2016

Below is a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
	2017	2016
(In millions, except percentages)
Net Income Attributable to Versum	$52.7	$47.8
Add: Interest expense	11.9	—
Add: Income tax provision	14.4	17.6
Add: Depreciation and amortization	10.7	11.8
Add: Non-controlling interests	2.0	2.0
Add: Business separation, restructuring and cost reduction actions	6.0	1.1
Adjusted EBITDA	$97.7	$80.3
Adjusted EBITDA Margin	33.6%	33.1%
Change from prior year	$17.4
% change from prior year	21.7%

Adjusted EBITDA of $97.7 million increased $17.4 million, or 21.7%, primarily due to higher volumes of $25 million and favorable currency impacts of $3 million partially offset by unfavorable price/mix of $7 million and higher operating costs of $4 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Three Months Ended June 30,
	2017	2016
(In millions)
Materials	$206.4	$193.5
DS&S	83.5	49.2
Corporate	0.9	—
Total Company Sales	$290.8	$242.7

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Three Months Ended June 30,
	2017	2016
(In millions, except percentages)
Materials
Operating income	$69.6	$66.4
Add: Depreciation and amortization	10.1	11.2
Segment Adjusted EBITDA	$79.7	$77.6
Segment Adjusted EBITDA margin(A)	38.6%	40.1%
DS&S
Operating income	$24.0	$11.9
Add: Depreciation and amortization	0.3	0.5
Segment Adjusted EBITDA	$24.3	$12.4
Segment Adjusted EBITDA margin(A)	29.1%	25.2%
Corporate
Operating loss	$(6.6)	$(9.8)
Add: Depreciation and amortization	0.3	0.1
Segment Adjusted EBITDA	$(6.3)	$(9.7)

Total Versum Adjusted EBITDA	$97.7	$80.3

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended June 30,
(In millions)	2017	2016
Operating Income
Segment total	$87.0	$68.5
Business separation, restructuring and cost reduction actions	(6.0)	(1.1)
Combined Total	$81.0	$67.4

Materials

% Change from Prior Period
Three Months Ended June 30, 2017
Sales
Underlying business
Volume	9%
Price/mix	(3)%
Currency	1%
Total Materials Sales Change	7%

Sales of $206.4 million increased $12.9 million, or 6.7%, primarily due to higher volumes of 9% and favorable currency impacts of 1%. The higher volumes of 9% were driven by strong growth in Advanced Materials product lines with limited growth in Process Materials products lines due to capacity limitations. These increases were partially offset by unfavorable price/mix of 3%.

Operating income of $69.6 million increased $3.2 million, or 4.8%, due to higher volumes of $11 million and favorable currency impacts of $3 million partially offset by unfavorable price/mix of $6 million and higher costs of $5 million associated with becoming an independent company.

Adjusted EBITDA of $79.7 million increased $2.1 million, or 2.7%, due to higher volumes of $11 million and favorable currency impacts of $3 million partially offset by unfavorable price/mix of $6 million and higher operating costs of $6 million. Adjusted EBITDA margin of 38.6% decreased 150 bp, primarily due to unfavorable price/mix and higher costs associated with becoming an independent company partially offset by favorable currency impacts.

Delivery Systems and Services

% Change from Prior Period
Three Months Ended June 30, 2017
Sales
Underlying business
Volume	69%
Price/mix	—%
Currency	1%
Total DS&S Sales Change	70%

Sales of $83.5 million increased $34.3 million, or 69.7%, due to robust equipment sales driven by strong demand from the memory market, next generation nodes and growth in China.

Operating income of $24.0 million increased $12.1 million, or 101.7%, due to higher volumes of $14 million partially offset by unfavorable price/mix of $1 million and higher costs of $1 million associated with becoming an independent company.

Adjusted EBITDA of $24.3 million increased $11.9 million, or 96.0%, due to higher volumes of $14 million partially offset by unfavorable price/mix of $1 million and higher costs of $1 million. Adjusted EBITDA margin of 29.1% increased 390 bp.

Corporate

Operating loss of $6.6 million decreased by $3.2 million, or 32.7%, primarily due to higher incentive compensation costs recorded in the corporate segment in the prior period.

Adjusted EBITDA loss of $6.3 million decreased by $3.4 million, or 35.1%, primarily due to higher incentive compensation costs recorded in the corporate segment in the prior period.

Nine Months Ended June 30, 2017 vs. 2016

Below is a reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended June 30,
	2017	2016
(In millions, except percentages)
Net Income Attributable to Versum	$148.4	$166.8
Add: Interest expense	35.0	—
Add: Income tax provision	41.2	43.2
Add: Depreciation and amortization	32.5	34.4
Add: Non-controlling interests	5.4	6.1
Add: Business separation, restructuring and cost reduction actions	15.3	(1.6)
Adjusted EBITDA	$277.8	$248.9
Adjusted EBITDA Margin	33.4%	34.5%
Change from prior year	$28.9
% change from prior year	11.6%

Adjusted EBITDA of $277.8 million increased $28.9 million, or 11.6%, primarily due to higher volumes of $67 million and a favorable currency impact of $6 million partially offset by higher operating costs of $26 million and unfavorable price/mix of $18 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Nine Months Ended June 30,
	2017	2016
(In millions)
Materials	$612.7	$563.8
DS&S	217.1	157.9
Corporate	2.6	—
Total Company Sales	$832.4	$721.7

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Nine Months Ended June 30,
	2017	2016
(In millions, except percentages)
Materials
Operating income	$207.6	$195.0
Add: Depreciation and amortization	30.4	32.6
Add: Equity affiliates’ income	—	0.2
Segment Adjusted EBITDA	$238.0	$227.8
Segment Adjusted EBITDA margin(A)	38.8%	40.4%
DS&S
Operating income	$54.1	$37.5
Add: Depreciation and amortization	1.0	1.5
Segment Adjusted EBITDA	$55.1	$39.0
Segment Adjusted EBITDA margin(A)	25.4%	24.7%
Corporate
Operating loss	$(16.4)	$(18.2)
Add: Depreciation and amortization	1.1	0.3
Segment Adjusted EBITDA	$(15.3)	$(17.9)

Total Versum Adjusted EBITDA	$277.8	$248.9

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Nine Months Ended June 30,
	2017	2016
(In millions)
Operating Income
Segment total	$245.3	$214.3
Business separation, restructuring and cost reduction actions	(15.3)	1.6
Combined Total	$230.0	$215.9

Materials

% Change from Prior Period
Nine Months Ended June 30, 2017
Sales
Underlying business
Volume	11%
Price/mix	(3)%
Currency	1%
Total Materials Sales Change	9%

Sales of $612.7 million increased $48.9 million, or 8.7%, primarily due to higher volumes of 11% and favorable currency impacts of 1%. The higher volumes of 11% were driven by strong memory market growth and advanced logic new node ramps. These increases were partially offset by unfavorable price/mix of 3%.

Operating income of $207.6 million increased $12.6 million, or 6.5%, due to higher volumes of $44 million and favorable currency impacts of $6 million partially offset by higher costs of $21 million and unfavorable price/mix of $16 million.

Adjusted EBITDA of $238.0 million increased $10.2 million, or 4.5%, due to higher volumes of $44 million and favorable currency impacts of $6 million partially offset by higher operating costs of $24 million and unfavorable price/mix of $16 million. Adjusted EBITDA margin of 38.8% decreased 160 bp, primarily due to higher costs and unfavorable price/mix partially offset by favorable currency impacts.

Delivery Systems and Services

% Change from Prior Period
Nine Months Ended June 30, 2017
Sales
Underlying business
Volume	38%
Price/mix	—%
Currency	—%
Total DS&S Sales Change	38%

Sales of $217.1 million increased $59.2 million, or 37.5%, due to increased equipment sales driven by the continued high level of semiconductor industry capital spending.

Operating income of $54.1 million increased $16.6 million, or 44.3%, due to higher volumes of $23 million partially offset by higher costs of $4 million and unfavorable price/mix of $2 million.

Adjusted EBITDA of $55.1 million increased $16.1 million, or 41.3%, due to higher volumes of $23 million partially offset by higher costs of $5 million and unfavorable price/mix of $2 million. Adjusted EBITDA margin of 25.4% increased 70 bp.

Corporate

Operating loss of $16.4 million decreased by $1.8 million, or 9.9%, primarily due to higher incentive compensation costs recorded in the corporate segment in the prior period.

Adjusted EBITDA loss of $15.3 million decreased by $2.6 million, or 14.5%, primarily due to higher incentive compensation costs recorded in the corporate segment in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Separation we had received funding from Air Products for our operating and investing cash needs. Historically, a significant portion of our cash balances are generated by operating activities. Our primary sources of liquidity are cash on hand, which was $234.5 million at June 30, 2017, short-term investments, our cash flows from operations, our Revolving Facility and various non-U.S. credit facilities. We anticipate that our primary uses of cash will be for working capital, debt service, capital expenditures for capacity expansions and relocations, potential dividends, acquisitions and general corporate purposes. Our ability to fund these uses of liquidity also will often depend upon where we generate cash, our ability to reinvest in such countries and our ability to repatriate cash into the U.S. Our ability to fund operations and capital needs will depend upon our ongoing ability to generate cash from operations and access the capital markets. We believe that future cash from operations, our revolving credit facility, and access to capital markets will provide adequate resources to meet working capital needs, potential dividends, capital expenditures and strategic investments.

As of June 30, 2017, the majority of our cash and cash items of $234.5 million were held outside the U.S. If we elect to repatriate the foreign cash, we may be required to accrue and pay additional taxes on a portion of these amounts. We do not expect the need to repatriate foreign cash to finance our U.S. operations and service our debt.

As of June 30, 2017, we had availability of $200.0 million under our Revolving Facility and approximately $20.1 million under various non-US credit facilities.

As of June 30, 2017, we had $995.7 million of total debt. Our scheduled principal repayments on debt include $1.4 million due in 2017, $5.8 million due in 2018, $5.8 million due in 2019, $5.8 million due in 2020, $5.8 million due in 2021 and $971.1 million due thereafter. We were in compliance with all of our debt covenants at June 30, 2017, and we expect to remain in compliance with these covenants for at least the next twelve months.

For a summary of our Senior Credit Facilities and the Notes, see Note 8, “Debt”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For fiscal year 2017 we expect to spend $25-30 million of capital for relocating some of our infrastructure and establishing our new IT systems.

CASH FLOWS

Our cash flows provided by (used in) operating, investing, and financing activities as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended June 30,
	2017	2016
(In millions)
Operating activities	$186.8	$192.6
Investing activities	(48.4)	15.2
Financing activities	(10.5)	(159.3)

Operating Activities

For the nine months ended June 30, 2017, cash provided by operating activities was $186.8 million. Net income attributable to Versum of $148.4 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, gain on sale of assets and share-based compensation expense. Working capital was a use of cash of $7.3 million. The change in working capital was primarily a result of an increase in trade receivables of $27.8 million due to increased sales activity and period over period timing differences related to collections partially offset by a decrease in other receivables related to the Separation from Air Products.

For the nine months ended June 30, 2016, cash provided by operating activities was $192.6 million. Net income attributable to Versum of $166.8 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, undistributed earnings of equity affiliates, gain on sale of assets, share-based compensation expense and gain on sale of long-lived assets associated with restructuring. Working capital was a use of cash of $18.5 million. The change in working capital was primarily driven by a decrease in payable and accrued liabilities of $20.8 million, which was primarily due to a decrease in the accrual for incentive compensation due to payments on the 2015 plan.

Investing Activities

For the nine months ended June 30, 2017, cash used by investing activities was $48.4 million primarily due to spending for plant and equipment and investments in short-term investments. For the nine months ended June 30, 2016, cash provided by investing activities was $15.2 million, as proceeds from the sale of assets more than offset by spending for plant and equipment.

Capital expenditures in the nine months ended June 30, 2017 totaled $41.4 million, including $13.2 million of capital spending related to one-time restructuring activities, compared to $24.1 million in the nine months ended June 30, 2016. The increase in capital expenditures of $17.3 million for the period was primarily due to restructuring capital expenditures associated with the relocation of our research and development activities and ERP project spending.

Financing Activities

For the nine months ended June 30, 2017, cash used for financing activities was $10.5 million primarily due to the payment of long-term debt, debt issuance costs and a dividend to shareholders. For the nine months ended June 30, 2016, cash used for financing activities was $159.3 million primarily due to net transfers to Air Products.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. There have been no material changes to contractual obligations since September 30, 2016.

LONG-TERM EMPLOYEE BENEFITS

Air Products sponsors defined benefit pension plans and defined contribution plans that are shared amongst its businesses. Prior to the Separation participation of our employees in these plans is reflected in the financial statements as though we participated in a multi-employer plan with Air Products. In connection with the Separation, Versum assumed defined benefit pension plan assets for the plans in Germany, Korea and Taiwan of approximately $3 million and a benefit obligation of approximately $27 million. The net benefit obligation of $24 million is reflected on our consolidated balance sheet as of June 30, 2017.

Refer to Note 12, “Retirement Benefits”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017, we did not have any off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2016. During the three months ended June 30, 2017, there have been no significant changes in our critical accounting policies as reported in our 2016 Annual Report on Form 10-K.

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

At June 30, 2017, the net financial instrument position was a liability of $1.0 billion.

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

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt assumes an instantaneous 100 bp move in interest rates from the level at June 30, 2017, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $3.3 million in the fair value of our fixed rate debt at June 30, 2017.

Based on the variable-rate debt balance at June 30, 2017, a 100 bp increase in interest rates would result in an additional $5.7 million of interest incurred per year at the end of June 30, 2017. A 100 bp increase in market interest rates would result in a decrease of $25.4 million in the fair value of our variable rate debt at June 30, 2017.

Foreign Currency Exchange Rate Risk

Our earnings, cash flows, and financial position are exposed to market risks relating to foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.

The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at June 30, 2017, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $7.5 million in the net asset position of financial instruments at June 30, 2017.

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

Approximately 50% of Versum’s sales are denominated in currencies other than the U.S. dollar. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during nine months ended June 30, 2017, the operating income would be negatively impacted by approximately $11 million.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures and to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Prior to the Separation, the Company relied on the controls and resources of Air Products for internal control over financial reporting. In September 2016, in connection with the Separation and Distribution, the Company and Air Products entered into a Transition Services Agreement, under which, on an interim and transitional basis, Air Products will provide various services to the Company. In addition, and as a result of the Separation and Distribution, planned staffing changes resulted in the transition of responsibilities to certain individuals responsible for executing internal controls. At Separation, we adopted Air Product’s policies. During the three months ended June 30, 2017 we are continuing to review and revise them as needed to reflect our status as an independent public company.

There were no other material changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VERSUM MATERIALS, INC.

By:	/s/ George G. Bitto
George G. Bitto
Senior Vice President and Chief Financial Officer
Date:	August 4, 2017

By:	/s/ Jessica Feather-Bowman
Jessica Feather-Bowman
Controller and Principal Accounting Officer
Date:	August 4, 2017

EXHIBIT INDEX

Exhibit No	Exhibit
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