Form 10-K
period 2017-09-30
Versum Materials, Inc.
filed 2017-11-22
CIK 1660690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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

(602) 282-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

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
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Based on the closing sale price as reported on the New York Stock Exchange, the aggregate market value of the voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2017, was approximately $3.3 billion. The registrant has no non-voting common stock.

At November 10, 2017, 108,816,851 shares of common stock, par value $1.00 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

VERSUM MATERIALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended September 30, 2017

All references in this Annual Report on Form 10-K, unless the context otherwise requires:

•
“Versum,” “Versum Materials,” “we,” “our,” “us” and “the company” refer to Versum Materials, Inc. and its consolidated subsidiaries for periods subsequent to the Separation and Distribution completed on October 1, 2016;

•	“Air Products” refers to Air Products and Chemicals, Inc. and its consolidated subsidiaries, not including, for all periods following the Separation and Distribution, Versum.

•
References to the “Separation” refer to the October 1, 2016 legal separation resulting in the allocation, transfer and assignment to Versum of the assets, liabilities and operations of Air Products’ Electronic Materials business and the creation, as a result of the Distribution, of a separate, publicly traded company, Versum.

•	References to the “Distribution” refer to the distribution by Air Products to its stockholders completed on October 1, 2016, of 100% of the outstanding shares of Versum.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may be identified by references to future periods, and include statements about business strategies, operating plans, growth prospects, sales expectations, future operating income and Adjusted EBITDA, estimates regarding future capital requirements and needs for additional financing, estimates of expenses and cost reduction efforts, our future operating results on a segment basis, our ability to execute on our strategy, including our ability to enhance our portfolio positions through future organic and inorganic investments, to increase our share of next generation node opportunities and to and deliver on our commitments to customers and stakeholders, the success of our announced inorganic transactions, Dynaloy and NuMat, the impact of the Dynaloy acquisition, including our expectations as to earnings per share accretion and future profitability, anticipated cash flows, estimates of the size of the market for our products, forecasted industry demand, estimates of the success of other competing technologies that may become available, our ability to successfully compete as a leading materials supplier to the semiconductor industry, our future success as an independent public company, and other matters. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target” and similar expressions, among others, generally identify forward-looking statements, which are based on management’s reasonable expectations and assumptions as of the date the statements were made. In particular, information included in “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. Actual results and the outcomes of future events may differ materially from those expressed or implied in the forward-looking statements because of a number of risks and uncertainties, including, without limitation, product supply versus demand imbalances in the semiconductor industry or in certain geographic markets may decrease the demand for our goods and services; our concentrated customer base; the dependence of our DS&S segment upon the capital expenditure cycles of our customers; our ability to continue technological innovation and successfully introduce new products to meet the evolving needs of our customers; our ability to protect and enforce our intellectual property rights and to avoid violating any third party intellectual property or technology rights; unexpected interruption of or shortages in our raw material supply; inability of sole source, limited source or qualified suppliers to deliver to us in a timely manner or at all; hazards associated with specialty chemical manufacturing, such as fires, explosions and accidents, could disrupt our operations or the operations of our suppliers or customers; increased competition and new product development by our competitors, changing customer needs and price changes in materials and components could result in declining demand for our products; operational, political and legal risks of our international operations; the impact of changes in environmental and health and safety regulations, anticorruption enforcement, sanctions, import/export controls, tax and other legislation and regulations in jurisdictions in which Versum Materials and its affiliates operate; our available cash and access to additional capital may be limited by substantial leverage and debt service obligations; uncertainty regarding the availability of financing to us in the future and the terms of such financing; agreements governing our indebtedness may restrict our current and future operations, and hamper our ability to respond to changes or to take certain actions; government regulation of raw materials, products and facilities may impact our product manufacturing processes, handling, storage, transportation, uses and applications; possible liability for contamination, personal injury or third party impacts if hazardous materials are released into the environment; cyber security threats may compromise our data or disrupt our information technology applications or services; fluctuation of currency exchange rates; costs and outcomes of litigation or regulatory investigations; the timing, impact, and other uncertainties of future acquisitions or divestitures; restrictions in our governing documents and of Delaware law may prevent or delay an acquisition of us; our ability to complete, on a timely or cost-effective basis, the changes necessary to successfully complete our transition to an independent public company; our historical financial data as part of Air Products may not reflect what our financial results would have been had we been an independent company; the loss of certain benefits enjoyed as part of Air Products; increased costs as a separate public company; our ability to satisfy customers that our financial stability on a stand-alone basis is sufficient to satisfy their requirements; tax and other potential liabilities to Air Products assumed in connection with the separation and spin-off; restrictions against engaging in certain corporate transactions for two years following the Distribution; potential conflicts of interest between us and Air Products by our directors and officers; potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements with respect to the Separation and Distribution and related internal reorganization transactions; and other risk factors described in “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Versum Materials assumes no obligation to update any forward-looking statements or information contained in this document to reflect any subsequent change in assumptions, beliefs or expectations, or any change in events, conditions, or circumstances occurring after the date of this Annual Report on Form 10-K.

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

We are a leading global supplier of critical materials through our Materials segment, including high purity specialty process gases, cleaners and etchants, slurries, organosilanes and organometallics deposition films, and through equipment in our DS&S segment, which we provide to the semiconductor and display industries. Our technical capabilities enable us to foster strong customer relationships which are critical to collaborative development. Unique product positioning and a strong global infrastructure with flexible manufacturing and supply chain capabilities are fundamental to our businesses. Our Corporate segment includes certain administrative costs associated with operating a public company, non-core operating activities, foreign exchange gains and losses, and other income and expense that cannot be directly associated with the operating segments.

Throughout its history, the business has been known for innovative product development and as a safe, reliable and sustainable supplier of materials needed to fabricate semiconductors and displays. Our business is supported by an in-depth knowledge of the chemistries and technologies which underlie the manufacturing process for these electronic devices. We first invested in the electronic materials business to provide specialty gas supply to the semiconductor industry in the 1980s to address the emerging need for higher purity materials. Over the years, we have grown our business both organically and through acquisitions into a supplier of broad based materials for the industry.

On October 1, 2016, Air Products completed the Separation by means of a tax-free spin-off to Air Products stockholders. As a result of the Distribution, Versum is now an independent public company and its common stock is listed under the symbol “VSM” on the New York Stock Exchange.

As an independent company, we believe Versum is well positioned to benefit from secular growth trends and a leading position in the semiconductor materials market, supported by its global manufacturing and research infrastructure, product innovation capabilities, a strong new product pipeline and low capital intensity. Our competitive strengths have enabled us to achieve strong earnings and cash flow. For the fiscal year ended September 30, 2017, our net sales were $1,126.9 million; operating income was $300.1 million, or 26.6% of sales; net income was $193.0 million; and Adjusted EBITDA was $371.6 million, or 33.0% of sales. For an explanation of Adjusted EBITDA and a reconciliation to generally accepted accounting principles in the United States of America ("GAAP") net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Non-GAAP Financial Measures” in Part II, Item 7 of this Annual Report on Form 10-K.

Our revenues by segment and destination region are as follows:
* Operating segments only, excludes corporate segment which is 0.3% of total revenue

Total Revenue $1,126.9 million

For more information about geographic areas, see Note 22, “Segment and Geographic Information”, to our Annual Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our Competitive Strengths

Innovative Product Development

Collaborative product development, a high level of technical innovation, products vetted through customers’ rigorous qualification processes and safe, consistent and reliable supply and distribution have enabled the business to establish strong positions in key product areas. Using Versum products, semiconductor manufacturers create faster, smaller and more efficient devices for both the logic and memory market segments. Our innovative products deliver differentiated performance to our customers’ fabrication processes by enhancing their productivity, quality, and yield; yet they constitute in relative terms a small fraction of the overall costs to develop and manufacture the end product.

Longstanding Relationships with Key Industry Leaders

Versum has maintained long-term relationships, often spanning decades, with Integrated Device Manufacturers (“IDMs”), foundries and Original Equipment Manufacturers (“OEMs”). These collaborative relationships position us to understand the future requirements of our customers and to jointly develop innovative solutions that enable the development and manufacture of new products including next generation nodes. These relationships also position us to supply product delivery systems and on-site services to our customers.

Technology Leadership

To be an innovative supplier to the semiconductor industry requires a substantial long-term commitment of investing in technology. Our customers continually seek to introduce new generations of semiconductors and we often collaborate with them to develop new molecules, formulations and technological improvement to satisfy their needs. Historically, over the past four years, approximately 31% of annual revenues in our advanced materials product lines of our Materials segment were based on new products or applications introduced within the last five years. Versum currently has approximately 1,600 patents worldwide and has a highly qualified workforce comprising approximately 380 research scientists, lab technicians and engineers that allow us to sustain our competitive advantage.

Positioned to Take Advantage of Secular Growth Trends

Our business supplies materials used in the manufacture of semiconductors and displays supporting a wide range of electronic consumer products providing us with a diversified portfolio of growth opportunities into the future. We believe we will continue to witness the proliferation of semiconductors and displays into durable goods and other devices and growth will be further enhanced by the following secular trends:

•	The continued drive for chip productivity through improved scaling which we expect to drive the shift to new nodes and the need for new enabling materials;

•
Strong bit demand growth which we expect will continue to fuel underlying growth in the memory market, first increasing the demand for legacy materials and then driving the need for new materials as structural complexity increases;

•	The “Internet of Things”, cloud computing, need for data monitoring and storage which we expect will continue to drive the demand for semiconductors especially impacting legacy materials demand; and

•	Semiconductor growth in China and ultimately in other parts of the world which we expect will drive increased demand for future innovation and materials.

Strategically Located Global Manufacturing Footprint and Infrastructure

Versum has a well-established global infrastructure with fourteen strategically located manufacturing and seven research and development facilities in the Americas and Asia. We believe Versum’s global network of production and research facilities are geographically positioned to serve high growth areas and enable us to collaborate with our customers. Our manufacturing facilities include locations in the United States, South Korea and Taiwan.

Strong Financial Performance and Cash Flow Generation

Versum has a strong financial profile with net income of $193.0 million, operating margin of 26.6% and Adjusted EBITDA margin of 33.0% for the fiscal year ended September 30, 2017. We expect these strong margins to enable the business to service its debt obligations and generate significant cash flow to drive both future organic and inorganic growth. For an explanation of Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation to GAAP net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reconciliation of Non-GAAP Financial Measures” in Part II, Item 7 of this Annual Report on Form 10-K.

Net income attributable to Versum was $193.0 million in 2017, $212.0 million in 2016, and $184.1 million in 2015. Our Adjusted EBITDA and EBITDA margins are as follows:
Capital expenditures for the business have averaged approximately $41 million per year over the last three years including maintenance capital to support the business of about 1.5 - 2.0% of sales. Given the anticipated increasing market demand for new products combined with our own increased opportunities to enhance our geographic, cost and capacity positions, we expect to increase our level of growth capital in fiscal year 2018.

The combination of strong operating margins and low maintenance capital needs should allow us to generate substantial cash flow even with the increased level of expected growth capital opportunities.

Experienced Management Team

We have a strong management team which combines individuals with long-standing industry experience and leadership in specialty chemicals, materials and the semiconductor industry with key outside hires who bring a diverse perspective to the business from various other companies. Of our top seven senior leaders, five spent the majority of their careers with these businesses within Air Products while two joined our team from outside. Guillermo Novo, our Chief Executive Officer, has 30 years of materials industry operating and executive experience at Rohm & Haas Company and Dow Chemical Company.

Business Strategies

Drive Operational Excellence and Asset Efficiency

Driving operational excellence, including a commitment to safety, environmental stewardship and supply chain reliability, are critical to the success of our business. We maintain rigorous environmental, health and safety processes and believe excellence in safety performance translates to excellence in operational and financial performance. We also expect to continue to implement various initiatives to improve the efficiency, effectiveness and reliability of our operations including investing in state of the art manufacturing facilities, locating capacity and research capability close to our customers and continually globalizing our supply chain.

Maintain Strong Customer Focus

A key element of our success has been our ability to establish long-standing working relationships with most of the key semiconductor manufacturers as well as with OEMs. Our understanding and anticipation of our customer’s needs and our ability to develop innovative product solutions in a timely manner, together with providing safe and reliable supply, high quality products and analytical capabilities, have been critical in developing these long-term relationships.

Leverage our Leadership to Drive Growth

We have invested approximately 4% to 5% of total sales in new technology, primarily for our advanced materials business, over the last three years and expect to continue a similar level of spending to deliver innovative solutions for our customers. We expect our leadership position, together with the strength of our product portfolio, to drive growth in the markets we compete in. We also believe there are significant opportunities for us to invest capital in strategic acquisitions to strengthen our businesses, broaden our product offerings and geographic positioning, and expand our technology portfolio.

Focus on Cash-Flow Generation

Versum has a successful track record of delivering strong financial results. Given the low capital intensity of our business, this results in significant cash flow generation. We believe our anticipated strong future cash flow will enable us to service our debt obligations, fund organic and inorganic growth opportunities, return capital to stockholders or reduce leverage.

Operating Segments

Materials Segment

The Materials segment provides leading edge specialty materials focusing on IC and flat-panel display customers. Its products include specialty chemicals and materials utilized in the latest generation of semiconductors as well as high-purity specialty gases used in the semiconductor manufacturing process. These products include organosilanes, organometallics and other specialty precursors for thin film deposition, CMP slurries and post CMP cleans, formulated products for post etch and advanced packaging cleaning, process gases for deposition and metallization, chamber cleaning and etchant gases, as well as high purity gases that are used in ion implantation to alter the electrical properties of thin films. The semiconductor industry accounts for more than 80% of segment sales. Materials operates in two product categories: advanced materials and process materials. The segment benefits from synergies across the business units, including serving the same customer base, developing joint market strategies, sharing common supply chain processes and infrastructure, and utilizing common commercial resources.

Through our global network, our Materials segment positions its research, manufacturing and technical support close to customer facilities, enabling supply chain optimization and rapid response times to product and service needs. Many of our products have undergone rigorous product performance and quality reviews by our customers to be qualified for use in their products or manufacturing processes. Once these qualification processes are completed and our products are designated by our customers for use in their processes or products, it is often time consuming and costly for our customers to change suppliers. Our products perform critical tasks in customers’ products or manufacturing processes, yet typically represent a very small portion of the cost to manufacture the end products. Over nearly three decades, our Materials segment has developed strong customer relationships with the majority of the industry-leading IDMs, foundries and OEMs through joint product development and providing on-site service and technical personnel at our customers’ facilities.

Materials sales were $829.7 million, $756.7 million, and $743.4 million for fiscal years 2017, 2016 and 2015 respectively. Materials operating income was $274.4 million, $252.3 million, and $213.7 million for fiscal years 2017, 2016 and 2015 respectively. Materials adjusted EBITDA was $317.5 million, $296.9 million, and $262.8 million for fiscal years 2017, 2016 and 2015 respectively. Materials products are sold on a global basis, with revenue by business unit (Process Materials “PM” and Advanced Materials “AM”) and destination region as follows:

The Materials segment has approximately 1,000 employees, operates 12 production and 7 research and development facilities and serves more than 225 customers.

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

•
Surface prep and clean (“SP&C”) formulated products are designed to selectively etch and remove debris and contamination during many stages of the wafer fabrication process including the advanced packaging activity.

For fiscal year 2017, approximately 85% of our advanced materials sales are based on proprietary or patent-protected positions. Product innovation is a key differentiator for advanced materials. For example, an organosilane precursor, which we developed in collaboration with a leading OEM, is an enabler for self-aligned double patterning, a process that has allowed device size to decrease far beyond expectations using present day lithography. We believe the move to more advanced transistors has created needs for new innovation in polishing dielectric materials. Our shallow trench isolation CMP slurries are exceeding the requirements for dishing control, selectivity, removal rate, and most importantly reduction in defects.

Advanced materials has seven technology centers strategically located near our customers, with four in the United States and three in Asia. Our focused research and development efforts offer customers the opportunity to collaborate on the joint development of new materials, align new materials requirements with their product technology cycles and enhance the quality and scale of their specialty material needs.

In fiscal year 2018 we expect to continue to invest in enhancing our innovation capabilities including adding additional research and manufacturing capabilities in Korea.

Process Materials. Process materials supplies products such as high-purity gases and chemicals utilized in the processes of cleaning, etching, doping, and film deposition for our semiconductor, displays and light emitting diode (“LED”) customers. Our cleaning and etchant gases, like nitrogen trifluoride (NF3) and hexafluorobutadiene (C4F6), are used for chamber cleaning and high aspect etching applications in the production of semiconductors. Our process gases for deposition and metallization, such as tungsten hexafluoride (WF6) are used in the process of depositing film layers to enable the continued advancement of the semiconductor industry. Our dopants such as arsine (AsH3) are used for ion implantation for semiconductors and our hydride gases such as ammonia (NH3) support applications in display and LEDs. Our process materials’ products are used in a wide variety of LCD-based displays and LED-based displays, and logic and memory technology. We supply these products to our customers throughout the U.S., Asia and Europe.

Process materials leverages its geographically situated asset capabilities and strong safety performance to maintain its position as a reliable and sustainable supplier of high purity specialty gases and chemicals. In fiscal year 2018 we expect to invest to improve our cost position and increase capacity in certain key products.

Delivery Systems & Services Segment

Our DS&S segment designs, manufactures, installs, operates, and maintains state-of-the-art chemical, gas and slurry delivery and distribution systems enabling the safe and cost efficient use of specialty gases and chemicals delivered directly to our customers’ manufacturing tools. Product development in this business is enhanced through close collaboration with our OEM customers as well as the advanced materials and process materials businesses of our Materials segment.

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

DS&S Product Categories

Our DS&S segment consists of the following product categories:

Equipment (Gas, chemical and slurry delivery systems): We develop, design, manufacture and sell bulk gas, specialty gas and specialty chemical cabinets and systems that are critical to managing the delivery of key materials into the semiconductor manufacturing process. Our systems help our customers improve their productivity, manage the application and use of our products and other materials, and enable our customers to handle materials in a safe manner. We also provide flow and temperature control systems and analytical systems to capture key data for our customers.

Installation Services: We offer resources to assist a new semiconductor fab in the design, installation, startup, and commissioning of the gases and specialty materials delivery systems and quality assurance. Our scope includes project management for installation and startup of the gas and chemical delivery systems, and inventory management. In addition, we sell spare parts, equipment upgrades, equipment maintenance and provide training.

On-Site Services (MEGASYS): We offer on-site services to assist our customers in managing their inventory of gases and chemicals, including ordering, product changes and monitoring, quality assurance, operating our delivery systems, and managing the bulk gas and specialty gas operations. In this part of our business, our employees are physically located at our customers’ fabs and are critical to the efficient operation of such facilities. MEGASYS employs more than 400 employees servicing more than 30 customer locations and has approximately 100 engineers to assist our customers with their delivery system and service needs.

DS&S sales were $293.6 million, $213.4 million, and $265.9 million for fiscal years 2017, 2016 and 2015 respectively. DS&S operating income was $71.7 million, $50.8 million, and $49.1 million for fiscal years 2017, 2016 and 2015 respectively. DS&S adjusted EBITDA was $73.1 million, $52.9 million, and $57.4 million for fiscal years 2017, 2016 and 2015 respectively. Our products are sold on a global basis, with revenue by product category and destination region as follows:
The DS&S segment has approximately 750 employees and operates two production facilities with one in the U.S. and one in Asia. In fiscal year 2018 we anticipate commissioning an additional production facility in China.

Corporate Segment

In addition to our operating segments, our Corporate segment includes certain administrative costs associated with operating a public company, non-core operating activities, foreign exchange gains and losses, and other income and expense that cannot be directly associated with our operating segments. Assets in the Corporate segment include cash and deferred tax assets.

Additional financial and other information relating to our segments is further described in Note 22, “Segment and Geographic Information”, of our Annual Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Products and End Uses

Segment	Key Products		Applications		End Uses
Materials	•	CMP Slurries	•	PLA via polishing	•	Semiconductors
	•	Post-CMP Cleans	•	Cleaning after polishing	•	Semiconductors
	•	Organosilanes	•	Thin film deposition	•	Semiconductors
	•	Organometallics	•	Thin film deposition	•	Semiconductors
	•	Formulated Cleans	•	Post-etch cleaning, advanced packaging	•	Semiconductors
	•	High-Purity Gases for Deposition & Metallization	•	Thin film deposition	•	Semiconductors
	•	Chamber Cleaning & Etching Gases	•	Residue removal from deposition chambers and etching high aspect ratio features	•	Semiconductors and Displays
	•	Ion Implantation Gases	•	Doping thin films to alter electrical properties	•	Semiconductors and LED

Delivery Systems	•	Ultra-High Purity Gases and Chemical Supply Systems	•	Safe storage and delivery of gases, liquids and solids	•	Semiconductors, Displays and LEDs
	•	Slurry Delivery Systems	•	Mixing and delivery of CMP slurries	•	Semiconductors

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

Because of our breadth, we do not believe there are any global competitors that compete with us across the full range of our product offerings. Many of our competitors are local companies that participate in only a few products or in specific geographies. While there are other broad-based materials suppliers, many are concentrated in specific product areas, such as CMP pads, photoresists or liquid crystals. Key competitors include Adeka, Air Liquide, Cabot Microelectronics, Dow/DuPont, Entegris, FujiFilm, Hyosung, Avantor, Merck EM, and SK Materials.

Customers

We primarily serve the semiconductor industry for both memory and logic. The semiconductor industry is characterized by large scale global players and, while we serve a variety of customers from smaller technology firms to OEMs to multinational semiconductor companies, the majority of our sales are concentrated to these large scale global players. In fiscal 2017, the top 20 customers accounted for 83% of our total sales with the top three, Intel, Samsung and Taiwan Semiconductor Manufacturing Company accounting for 48% of sales.

Sales, Marketing & Distribution

We sell our products and services globally through our direct sales force primarily directed to end use customers but also to OEMs. The direct sales force is organized based on geographic region and business units with coordinated teams for key industry players. As of September 30, 2017, total in-house sales forces consisted of approximately 200 personnel worldwide.

Raw Materials

We purchase raw materials and chemical intermediates from a large number of third parties. Major requirements for our key raw materials and energy are typically satisfied pursuant to contractual agreements ranging from purchase orders to long-term relationships with suppliers. We are generally not dependent on any one supplier for a significant portion of our raw material requirements, but due to the specialty nature of our products there are a limited or a sole number of suppliers that are qualified to supply raw materials for use in our customers’ products. Where we have limited sources of supply, or a sole supplier, we generally have developed contingency plans to minimize the effect of interruption or reduction in supply, such as developing alternative or back-up suppliers, sourcing from suppliers with multiple facilities or utilizing alternative formulations.

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

We have a broad raw material base with the cost of no single raw material representing more than 3% of our cost of goods sold in 2017. Raw material costs in total constituted 24% of our sales in our Materials segment in 2017. The table below lists the key raw materials and the principal product category for which the materials were used.

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

Employees

As of September 30, 2017, Versum and its subsidiaries had approximately 2,200 employees. Of our employees, approximately 200 are subject to collective bargaining agreements or other similar arrangements.

We observe local customs, legislation and practice in labor relations. Management believes that its relations with employees and their representatives are good. We have not suffered any material work stoppages or strikes in our worldwide operations in the last five years.

Environmental and Regulatory Matters

Versum is subject to various environmental laws and regulations in the countries in which it has operations. Compliance with these laws and regulations results in capital expenditures and costs. Our expense related to compliance with environmental laws and regulations totaled $10.2 million, $9.5 million, and $11.0 million in 2017, 2016, and 2015, respectively. These amounts represent an estimate of expenses for compliance with environmental laws and activities undertaken to meet internal company standards.

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

The company is also subject to the Homeland Security Agency’s regulations, which address chemical plant safety and vulnerability. Similarly, the Frank R. Lautenberg Chemical Safety for the 21st Century Act, reforms the Toxic Control Substances Act (“TSCA”) by requiring the United States Environmental Protection Agency (“EPA”) to prioritize and evaluate the environmental and health risks of existing chemicals and providing EPA with greater authority to regulate chemicals posing unreasonable risks. The law also requires that EPA make an affirmative finding that a new chemical will not pose an unreasonable risk before such chemical can be manufactured or imported. TSCA reform also incorporates additional thresholds and checks to substantiate Confidential Business Information (“CBI”) claims. These reforms update TSCA so that it operates in a similar fashion to the Registration, Evaluation, and Authorization of Chemicals (“REACH”) legislation in Europe. Regulations similar to REACH have been enacted in South Korea and Taiwan. Based upon currently available information, the company does not believe that these regulations will have a material impact on its financial condition, results of operations or cash flows.

Research & Development

Versum is committed to further investing in its businesses through research and development. The objective of our research and development effort is to develop innovative chemistries and technologies with applications relevant within targeted key markets. Our technology spending comprised mainly of research and development costs were approximately 4% of our total sales in fiscal 2017. We staff our research and development resources based on the needs and requirements of each business line to develop innovative products. Research and development costs are charged to expense, as incurred. Such costs were $45.1 million, $43.9 million and $40.7 million for the years ended September 30, 2017, 2016 and 2015, respectively.

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

Versum owns approximately 400 United States patents and 1,200 foreign patents, 600 pending patent applications globally and is a licensee under certain patents owned by others. While the patents and licenses are considered important, the company does not consider its business as a whole to be materially dependent upon any particular patent, patent license, or group of patents or licenses.

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

Demand for our products and services depends in part on global and regional economic conditions affecting the countries in which we do business and the semiconductor industry. Our revenue is primarily dependent on semiconductor demand. Semiconductor demand, in turn, is impacted by changes in consumer demand, since in recent years the industry has seen a significant shift in demand from semiconductor devices for personal computers, which now are largely enterprise-related, to those for mobile devices, which are more consumer-oriented. Historically, semiconductor demand has fluctuated significantly due to economic and industry cycles and seasonal shifts in demand, which can dramatically affect our business, causing demand for our products to fluctuate. Furthermore, competitive dynamics within the semiconductor industry may impact our business. If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic conditions, political instability or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition. In the past few years, uncertain or adverse economic conditions in certain geographies and changing supply and demand balances in areas served by us have impacted and may in the future impact demand for our products and services, in turn negatively impacting our results of operations. Any changes in capital spending by our customers or demand in the semiconductor industry may negatively impact our cash flow, our ability to service our debt and our results of operations.

Unfavorable global or regional economic conditions could have other negative impacts to our business or our results of operations, including depressing demand in a given region or industry, affecting our margins, constraining our operating flexibility and impacting our customers. Any excess capacity in our or our competitors’ manufacturing facilities, or due to new entrants into the industry, could decrease our ability to maintain pricing and margins and generate profits. Adverse global economic, political and industry conditions could have other negative effects on our company. For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us or our production process could be harmed if our suppliers cannot fulfill their obligations to us. In such circumstances, we may also have to reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

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

Our customer base historically has been, and is becoming even more, concentrated as a result of economic and industry conditions. In fiscal 2017, three customers accounted for approximately 48% percent of Versum’s global sales. In fiscal 2017, our top twenty customers accounted for approximately 83% of our global sales. Certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration arrangements with other manufacturers. Customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Certain semiconductor and display customers are making an increasingly greater percentage of their respective industry’s capital equipment investments.

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

Consolidation between customers, changes in technologies or solutions used by customers, changes in products manufactured by customers or in end-user demand for those products, selection of suppliers other than us, customer bankruptcies or customer departures from the industry may result in even fewer customers accounting for a high percentage of our revenue and reduced demand from any single major customer. The cancellation, reduction or deferral of purchases of our products by even a single customer could significantly reduce our revenues in any particular quarter. If we were to lose any of our significant customers, if our products are not specified for these customers’ products or production processes, or if we suffer a material reduction in their purchase orders, revenue could decline and our business, financial condition and results of operations could be materially and adversely affected. Furthermore, due to continued industry consolidation, the loss of any one customer or significant order may have a greater impact than we anticipate. We cannot guarantee that we will be able to continue to secure contracts with our more substantial customers in the future.

Capital Expenditure Cycle - Our DS&S segment is dependent upon the capital expenditure cycles of our customers.

Our DS&S operating segment is dependent upon the capital expenditures of manufacturers of microelectronics, semiconductors, computers, wireless communications and other electronic products. DS&S depends upon the sale of its gas and chemical delivery systems and bulk special gas projects which are tied to the capital expenditures of our customers. The capital equipment market for microelectronics, semiconductor, and consumer electronics manufacturers has historically been characterized by sudden and severe cyclical variations in product supply and demand due to a number of factors including capacity utilization, timing of customers’ new product introductions and demand for their products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult or impossible to predict. As a result, business levels can vary significantly from quarter to quarter or year to year. Significant volatility in investment cycles in the market for microelectronics, and semiconductors used in electronic devices or in demand for consumer electronics may reduce demand for our products and may materially and adversely affect the DS&S operating segment. The degree of the impact of any downturn depends on a number of factors, including: the strength of the global economies, particularly those of Asia and the United States; the overall level of demand for consumer electronics products; the stability of global financial systems; and the overall health of the microelectronics, semiconductor, and consumer electronics industries.

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

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, and trade names, are important to our business. Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights. We endeavor to protect our material intellectual property rights in the jurisdictions in which our products are produced and used, and also in the jurisdictions into which our products are imported and used. Although we seek to enforce our intellectual property, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is uncertain. While we own and have applied for numerous patents and trademarks throughout the world covering aspects and improvements for many of our technologies, we may be unable to obtain protection for our intellectual property in key jurisdictions. Although we own and have applied for numerous patents and trademarks throughout the world covering aspects and improvements for many of our technologies, we may be unable to obtain protection for our intellectual property in key jurisdictions where we rely on local judicial enforcement of our patents and other proprietary rights. For example, although patents were granted in several countries related to a key technology in our advanced deposition product portfolio, the relevant patent was invalidated in South Korea in 2015 and is currently being challenged in Taiwan. Patent protection for individual products extends for varying periods in accordance with the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage. Our patents and other intellectual property rights may expire, be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised. For example, some of our patents related to a key technology in our advanced deposition product portfolio will expire in 2018. An inability to protect, defend or enforce our intellectual property could have an adverse effect on our financial condition, results of operations and cash flows.

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

We also rely materially upon unpatented proprietary technology, know-how and other trade secrets to maintain our competitive position. While we enter into confidentiality agreements with our employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable in every jurisdiction or, even if legally enforceable, we may not have adequate remedies for breaches of such agreements. We also may not be able to readily detect breaches of such agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology, know-how or trade secrets could negatively impact our financial condition, results of operations and cash flows.

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

We use a wide variety of raw materials, including tungsten powder, hydrogen fluoride, specialty silanes, specialty abrasives, ammonia, and nitrous oxide. Shortages or price escalation in these materials could negatively impact our financial results. For example, starting in late 2016 we experienced an ongoing nitrous oxide supply disruption resulting from reduced production by a key supplier. We may not be able to find alternative sources of supply in sufficient quantities to meet the needs of our customers, and may not be able to raise prices to recover any increases in raw material costs due to competitive pressures. Increases in raw material costs that cannot be passed on to customers for competitive or other reasons could negatively impact our financial condition, results of operations and cash flows. Even where costs are successfully passed through, price increases may result in lower sales volume.

Suppliers - If any of our sole source or limited source suppliers, or suppliers that were required to satisfy our customers’ rigorous qualification requirements, were unable to deliver to us in a timely manner or at all, our financial condition, results of operations and cash flows could be adversely affected.

Our operations depend on obtaining sufficient supplies of raw materials and components used in our manufacturing processes. In certain cases, qualification requirements in customers’ manufacturing processes limit us to certain qualified suppliers. In the event that it becomes necessary for us to find another supplier, we would first be required to ensure such new supplier could be qualified through our customers’ rigorous qualification processes for suppliers. Additionally, certain of our businesses rely on limited source suppliers to provide raw materials, such as hydrogen chloride and nitrous oxide, which are critical materials for certain of our customers. Although we have business continuity plans in place, our customers may be unwilling to qualify a new supplier, such suppliers may experience financial difficulties, be unable to deliver products to us in a timely manner, have insufficient capacity to meet our requirements, or suffer business disruption resulting from damage to or destruction of their facilities due to accidents, natural disasters or other events, and we might not be able to secure an alternative source of supply in a timely manner or at all. These events could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

We face significant competition from major international producers as well as smaller regional competitors. Our most significant competitors include major chemicals and materials manufacturers and diversified companies, a number of which have revenues and capital resources exceeding ours. In addition, our products are facing increasing competition from market participants in Asia. We expect to see more competition as China continues to invest in semiconductor manufacturing.

We face risk that certain events, such as new product development by our competitors, changing customer needs, production advances for competing products, price changes in raw materials and product components, our failure to secure or protect patents or the expiration of patents, could result in declining demand for our products as our customers switch to substitute products or undertake manufacturing of such products on their own. If we are unable to develop, produce or market our products to effectively compete against our competitors, our financial condition, results of operations and cash flows may materially suffer.

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

The majority of our revenue is derived from international operations. For the period ended September 30, 2017, 73% of our revenue was generated by sales to customers outside of the United States, including in South Korea, Taiwan, China and the European Union. Our operations in certain foreign jurisdictions, including manufacturing, research and development, sales and customer support, may be affected directly and indirectly by global and local regulation, and economic and political conditions and may be subject to disruption due to:

•
the United Kingdom’s formal trigger of the process for its exit from the European Union, and related negotiations, may cause instability in European economies and may negatively impact the outlook for the global economy;

•	political, economic and social instability, including hyperinflationary conditions, regional and international hostilities and regional and international responses to these hostilities;

•	unanticipated government actions, such as trade wars, nationalization of private enterprises and expropriation risk;

•	failure to maintain compliance with multiple legal and regulatory systems and increased difficulty in ensuring compliance by employees, agents, and contractors with the laws of multiple jurisdictions;

•	increased difficulty in controlling and maintaining foreign operations from the United States;

•	potential difficulties in protecting intellectual property;

•	controls on the investment, repatriation and exchange rates of capital;

•
potentially adverse tax consequences, including the possible imposition of new taxes, a new corporate tax regime, increased taxes on repatriation or other payments, or challenges to the taxation of the Separation from Air Products in connection with the spin-off in such countries; and

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

Regulatory Compliance - We are subject to extensive government regulation in jurisdictions around the globe. Any changes in regulations addressing, among other things, environmental compliance, anticorruption, sanctions, import/export controls, and taxes, may negatively impact our financial condition, results of operations and cash flows.

We are subject to extensive government regulation in the United States and in the foreign jurisdictions in which we conduct our business, on matters as diverse as anticorruption, import/export controls, trade restrictions, tariffs, taxation, sanctions, anti-money-laundering, environmental and health and safety, and employment and labor relations. Compliance with laws and regulations, including as a result of changes in those laws and regulations from time to time, may involve significant costs or require changes in business practice that could materially impact our financial condition, results of operations and cash flow. For example, our subsidiaries are subject to rules and regulations related to anti-bribery prohibitions of the U.S. and other countries, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the United Kingdom Bribery Act, the Improper Solicitation and Graft Act of Korea (commonly known as the “Kim Young-ran Act”), and the China Anti-Unfair Competition Law. Moreover, export control and economic embargo regulations limit the ability to market, sell, distribute or otherwise transfer products or technology to prohibited countries or persons. In addition, we are subject to the extensive import, export, storage and transportation regulations of each of the countries where we operate due to the hazardous classification of our products. The international nature of our operations, where legal systems outside of the United States may be less understood by us, further increases the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. The FCPA, the United Kingdom Bribery Act, Korea’s Kim Young-ran Act, the China Anti-Unfair Competition Law, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons. There has been an increase in anti-bribery law enforcement activity in recent years, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. We operate in parts of the world that are recognized as having government and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures will always protect us from improper conduct of our employees or business partners. Actual or alleged violations can be expensive and require significant time and attention from senior management.

Our failure to comply with U.S. federal or state or non-U.S. laws, regulations or policies, many of which are aggressively enforced, could subject us to substantial fines, sanctions, civil and/or criminal penalties, and curtailment of operations in the U.S. or other applicable jurisdictions. Moreover, any violation of applicable laws or regulations by our suppliers could interrupt or otherwise disrupt our sourcing or adversely affect our reputation. While we do not control these suppliers or their labor practices, negative publicity regarding the management of facilities by, production methods of, or materials used by any of our suppliers could adversely affect our reputation and sales, and force us to locate alternative suppliers, which could materially adversely affect our business, financial conditions, and results of operations. Likewise, any public investigation or inquiry into alleged violations of these regulations could have an adverse effect on our reputation and the value of our common stock. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

Substantial Leverage - Our available cash and access to additional capital may be limited by our leverage and debt service obligations.

We maintain significant leverage and have material debt service obligations. This level of indebtedness could have important negative consequences, including:

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

However, debt or equity financing may not be available to us on terms we find acceptable, if at all. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or the preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. If we raise funds through the issuance of additional equity, your ownership in us would be diluted. Also, regardless of the terms of our debt or equity financing, our agreements and obligations under the Tax Matters Agreement with Air Products entered into in connection with the Separation may limit our ability to issue stock. If we are unable to raise additional capital when needed, it may impact our financial condition, results of operations and cash flows.

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

Environmental and health and safety laws are subject to change and have tended to become more strict over time. Such changes in environmental or health and safety laws or their interpretation, or the enactment of new laws, could result in materially increased capital expenditures and compliance costs. For example, U.S. and international commitments to reduce world-wide emissions of greenhouse gases, including carbon dioxide, could result in legal requirements that materially and adversely impact our financial condition, results of operations and cash flow. Similarly, the Frank R. Lautenberg Chemical Safety for the 21st Century Act reforms the TSCA by requiring EPA to prioritize and evaluate the environmental and health risks of existing chemicals and providing EPA with greater authority to regulate chemicals posing unreasonable risks. The law also requires that EPA make an affirmative finding that a new chemical will not pose an unreasonable risk before such chemical can be manufactured or imported. TSCA reform also incorporates additional thresholds and checks to substantiate CBI claims. These reforms update TSCA so that it operates in a similar fashion to the REACH legislation in Europe. Regulations similar to REACH have been enacted in South Korea and Taiwan. Any such changes could increase our cost of doing business and have a negative impact on our financial condition, results of operations and cash flows.

Cyber Security - The protection of the confidentiality, integrity and availability of our business applications, infrastructure services and data is important to our business. A compromise of our data or a disruption of our information technology applications or services could damage our reputation and adversely affect our financial condition, results of operations and cash flows.

We depend on information technology to protect the business applications and infrastructure services that enable our business to operate efficiently, interface with customers and maintain financial accuracy and efficiency. Our information technology capabilities are currently delivered through a combination of Air Products and other external service providers. As we separated our business applications and infrastructure services from Air Products, we adopted a ”cloud-first”, “software-as- a-service preferred” enterprise IT strategy that increases our dependency on the security controls of our external service providers. If we, together with our service providers, do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to our confidential business information through a security breach. As with all large systems, our information systems could be penetrated by outside parties’ intent on extracting information, corrupting information, or disrupting business processes. The business applications and infrastructure services we depend on may be subject to sophisticated cyber security threats. We rely on operations technology to protect the industrial controls systems at our manufacturing sites. A cyber breach that disrupts our process safety controls could cause the disruption of our operations and even cause a significant safety incident that threatens life or property. Unauthorized access could disrupt our business operations, result in the loss of assets, intellectual property, employee or customer data, and have a material adverse effect on our financial condition, results of operations and cash flows.

We rely on information security measures to protect our company, employee, customer and vendor information. Our business involves the use, storage, and transmission of this information. The protection of such information, as well as our information, is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new, differing and constantly changing requirements such as the General Data Protection Regulation in the European Union. We also, from time to time, export sensitive customer data and technical information to recipients outside the United States. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery, or other forms of deception, could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, result in fines and penalties, damage our reputation, or otherwise harm our business.

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

Risks Related to the Separation

Our historical financial results are not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

Our historical financial results prior to our Separation may not reflect what our financial condition, results of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented or what our financial condition, results of operations and cash flows will be in the future when we are an independent company. This is primarily because:

•
Prior to our Separation, our business was operated by Air Products as part of its broader corporate organization, rather than as an independent, publicly traded company. In addition, prior to our Separation, Air Products, or one of its affiliates, performed significant corporate functions for us, including information technology, accounting, tax, finance, legal, insurance, human resources, compliance and other administrative activities. Our historical financial statements reflect allocations of corporate expenses from Air Products for these and similar functions, which are not necessarily representative of the costs we will incur for similar services as an independent company. We are responsible for the additional costs associated with being an independent, publicly traded company, including costs related to corporate governance and external reporting;

•
Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, historically have been satisfied as part of the company-wide cash management practices of Air Products. While our business historically has generated sufficient cash to finance our working capital and other cash requirements, we no longer have access to Air Products’ cash pool. We may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities or other arrangements; and

•
Other significant changes may occur in our cost structure, management, financing, tax profile and business operations as a result of our operating as a company separate from Air Products. The historical combined financial data include deferred tax assets and associated valuation allowances for U.S. and certain foreign net operating losses and tax credit carryforwards that were utilized against Air Products income and are not available as future deductions or credits on our tax returns.

We incurred interest expense as part of our debt in connection with the Separation and Distribution, whereas our historical financial data only includes debt incurred by certain Versum subsidiaries and does not include an allocation of interest expense attributable to the portion of Air Products’ debt that has supported our operations.

We have incurred and expect to continue to incur significant costs completing our transition to an independent, publicly traded company, which may adversely affect our financial condition, results of operations and cash flows.

We have incurred and expect to incur certain ongoing costs associated with operating as an independent, publicly traded company. Prior to our Separation, we received a variety of services from Air Products, including information technology, accounting, tax, finance, legal, insurance, human resources, compliance and other administrative activities, the effective and appropriate performance of which is critical to our operations. In support of our transition to an independent company, we expect to spend $20-25 million of additional capital for relocating some of our infrastructure and establishing our own IT systems over fiscal year 2018. The ongoing costs of the Separation may adversely impact our financial condition, results of operations and cash flows. For more information regarding the Separation and our anticipated costs to operate as an independent, publicly traded company, see Note 1, “Basis of Presentation”, of the Annual Consolidated Financial Statements.

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

Air Products received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, tax counsel to Air Products, on the basis of certain facts, representations, covenants and assumptions set forth in such opinion, substantially to the effect that, for U.S. federal income tax purposes, the Distribution of Versum common stock from Air Products and certain related transactions should qualify as a transaction that generally is tax-free to Air Products and Air Products’ stockholders, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Tempe, Arizona. We also maintain a global network of production facilities and technical centers in cost effective and strategic locations.

Production Facilities

Region	Segment	Location	Owned/Leased
Americas	Materials	Tempe, AZ	Lease
		Carlsbad, CA	Own
		Catoosa, OK	Lease
		Allentown, PA	Lease
		Dallas, TX	Own
		Tamaqua, PA	Own
		Indianapolis, IN	Lease
	DS&S	Allentown, PA	Own
Asia	Materials	Banwol, South Korea	Own
		Siheung, South Korea	Own
		Pyeongtaek, South Korea	Own
		Ulsan, South Korea	Own
		Nanke, Taiwan	Own
	DS&S	Ansan, South Korea	Own

Technical Centers

Americas	Materials	Tempe, AZ	Lease
		Carlsbad, CA	Own
		Tamaqua, PA	Own
		Allentown, PA	Lease
		Indianapolis, IN	Lease
Asia	Materials	Hsinchu, Taiwan	Lease
		Banwol, South Korea	Lease

Item 3. Legal Proceedings

Refer to Note 21, “Commitments and Contingencies”, to our Annual Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrants Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “VSM”. The high and low common stock sales prices per share for 2017 are presented below.

	High	Low
First quarter	$28.72	$22.46
Second quarter	31.17	26.78
Third quarter	33.65	28.91
Fourth quarter	38.82	31.35

Versum Materials, Inc. did not begin “regular way” trading on the NYSE until October 3, 2016.

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. All decisions regarding the payment of dividends to our stockholders will be made by our Board of Directors from time to time in accordance with applicable law and subject to the restrictions in our credit agreement and indenture governing our senior notes. See Note 11, “Debt”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

On November 10, 2017, we had 6,476 stockholders of record of our common stock. In March 2017, the Company’s Board of Directors declared a cash dividend of $0.05 per share, totaling $5.4 million, which was paid on April 19, 2017 to shareholders of record as of April 5, 2017. Additionally, on July 27, 2017, the Company’s Board of Directors declared a second cash dividend of $0.05 per share totaling $5.4 million, which was paid on August 21, 2017 to shareholders of record as of August 7, 2017.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below shows the cumulative total stockholder return, assuming the investment of $100 on October 3, 2016 (and the reinvestment of dividends thereafter), in each of Versum’s common stock, the Standard & Poor's (S&P) 1500 Specialty Chemicals Index, S&P 400 Midcap Index and the Philadelphia Semiconductor Index. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	October 3, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Versum Materials, Inc.	$100	$100	$109	$116	$139
S&P 1500 Specialty Chemicals	100	97	106	111	113
S&P 400 Midcap Index	100	108	112	113	116
Philadelphia Semiconductor Index	100	109	122	125	141

Item 6. Selected Financial Data

The following table presents Versum’s selected historical condensed consolidated financial data. We derived the selected historical condensed consolidated financial data as of September 30, 2017 and 2016 and for the years ended September 30, 2017, 2016 and 2015 from the Annual Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The selected historical condensed consolidated financial data as of September 30, 2015 and for the year ended September 30, 2014 are derived from our 2016 Annual Report on Form 10-K. The selected historical condensed consolidated financial data as of September 30, 2014 and as of and for the year ended September 30, 2013 are derived from the unaudited Annual Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

Prior to the Separation, the selected historical condensed consolidated financial data included certain expenses of Air Products that were allocated to Versum for certain functions, including general corporate expenses related to finance, legal, information technology, insurance, compliance and human resources activities, employee benefits and incentives and stock-based compensation. These past costs included in our historical information prior to the Separation may not be representative of the costs incurred after the Separation as an independent, publicly traded company.

In addition, our historical financial information prior to the Separation did not reflect changes as a result of our Separation from Air Products, including changes in Versum’s cost structure, personnel needs, tax structure, capital structure, financing and business operations. Prior to the Separation, Versum’s Annual Consolidated Financial Statements also did not reflect the assignment of certain assets and liabilities between Air Products and Versum. Consequently, the historical financial information prior to the Separation included here may not necessarily reflect what Versum’s financial position, results of operations, and cash flows would have been had it been an independent, publicly traded company during the periods presented prior to the Separation. Accordingly, these historical results prior to the Separation should not be relied upon as an indicator of Versum’s future performance.

For a better understanding of our business and results, this section should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Annual Consolidated Financial Statements and accompanying notes in Part II, Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

	As of and for the year ended September 30,
	2017	2016	2015	2014	2013
(In millions, except for per share data)
Operating Results (A)
Sales	$1,126.9	$970.1	$1,009.3	$942.5	$852.8
Operating income (loss)	300.1	278.9	222.0	161.2	(46.5)
Net income (loss) attributable to Versum	193.0	212.0	184.1	123.6	(80.6)
Non-GAAP Measure (B)
Adjusted EBITDA	371.6	326.9	301.5	223.7	145.1
Basic Earnings Per Share (C)
Net income attributable to Versum	1.78	1.95	1.69	1.14	(0.74)
Basic shares	108.7	108.7	108.7	108.7	108.7
Diluted Earnings Per Share (C)
Net income attributable to Versum	1.76	1.95	1.69	1.14	(0.74)
Diluted shares	109.4	108.7	108.7	108.7	108.7
Year-End Financial Position
Total assets (D)	1,246.8	1,043.8	887.4	1,034.0	1,112.8
Total debt (E)	982.8	986.1	—	5.1	6.7
Other Financial Data
Business separation, restructuring and cost reduction actions	25.5	0.9	21.6	1.3	132.6
Research and development	45.1	43.9	40.7	38.4	34.6
Depreciation and amortization	46.0	46.9	56.9	59.5	56.9

(A)
Unless otherwise stated, selected financial data is presented on a GAAP basis. Our operating results were impacted by certain items which management does not believe to be indicative of ongoing business trends and are excluded from the non-GAAP measure.

For 2017, these items include a charge to operating income of $25.5 million related to stand up company costs.

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

(C)
Versum earnings per share for 2016, 2015, 2014 and 2013 were calculated using the shares that were distributed to Air Products stockholders immediately following the Separation. For periods prior to the Separation it is assumed that there are no dilutive equity instruments as there were no Versum equity awards outstanding prior to the Separation.

(D)	Reflects adoption of guidance on the presentation of deferred income taxes on a retrospective basis as of September 30, 2016.

(E)	Total debt includes long-term debt, current portion of long-term debt, and short-term borrowings as of the end of the period shown above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read along with the consolidated financial statements and the accompanying notes to the consolidated financial information included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those provided in Item 1A. Risk Factors and under the heading “Cautionary Statement Concerning Forward-Looking Statements” above.

OVERVIEW

Separation and Distribution

On September 16, 2015, Air Products’ board of directors announced its intention to separate Air Products’ Materials Technologies business into a newly formed company and to distribute the common stock of that company, Versum, to stockholders of Air Products on a pro-rata basis. On October 1, 2016, as a result of the Distribution, Versum became an independent, publicly traded company.

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

Basis of Presentation

Prior to the Separation, the Annual Consolidated Financial Statements of Versum had been derived from the consolidated financial statements and accounting records of Air Products as if we operated on a stand-alone basis during the periods presented prior to the Separation. Subsequent to the Separation, the accompanying Annual Consolidated Financial Statements are presented on a consolidated basis and include all of the accounts and operations of Versum and its majority-owned subsidiaries. The financial statements reflect the financial position, results of operations and cash flows of Versum in accordance with GAAP.

Prior to the Separation, the Annual Consolidated Income Statements of Versum reflected allocations of general corporate expenses from Air Products including, but not limited to, information technology, general services, human resources, legal, accounting and other services.

These expenses had been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed costs, revenue, operating income or headcount. We consider the expense allocation methodology and results to be reasonable and consistently applied for all periods presented prior to the Separation.

After the Separation, Versum has performed most of these functions using its own resources or purchased services. However, the remainder of these functions continue to be provided by Air Products under various agreements. We expect to finalize the administrative separation from Air Products including the transition to our own IT infrastructure in fiscal 2018.

For periods prior to October 1, 2016, the Annual Consolidated Balance Sheets of Versum included Air Products’ assets and liabilities that were specifically identifiable or were otherwise transferred to us, including subsidiaries and affiliates in which Air Products had a controlling financial interest. Also included within our Annual Consolidated Financial Statements prior to the Separation were the results of certain businesses which had historically been managed by us, but were retained by Air Products after the Separation.

Our Markets

Our business is driven primarily by the demand for semiconductors for both logic and memory and to a lower extent, displays. Growth in mobile devices, cloud computing, connectivity and data monitoring and storage are driving increasing demand for semiconductors and displays into durable goods and other devices. This has resulted in increased correlation between semiconductor demand and global gross domestic product. In our Materials segment, demand for our products is correlated to the level of semiconductor production which in turn is correlated to general GDP. Demand for our products is further enhanced by participation in the advanced technologies and changing architecture of semiconductor devices. In our DS&S segment, product demand more closely follows the amount of capital investment for equipment and manufacturing capacity in the semiconductor industry and sales are impacted by our customers investment in new or refurbishing existing fabrication facilities.

In fiscal 2017, we experienced growth in our business due to favorable trends in the underlying semiconductor market. This included strong VNAND memory demand fueled by the industry’s move to more vertical layers and the transition to 10 NM production in advanced logic devices. Capital spending by the semiconductor industry was at historically high levels, driving demand for equipment in our DS&S segment. In addition, increasing semiconductor output levels fueled demand for our products in the materials segment.

Longer term semiconductor industry growth is expected to remain attractive, growing at a multiple of GDP driven by the broadening use of technology into many market segments including automotive, industrial, medical, data analytic and consumer applications.

For 2018, we expect semiconductor growth to remain in the 4 to 6% range as measured by MSI (millions of square inches of silicon produced) and semiconductor capital spending, measured by WFE (wafer fab equipment spending) to be flat or slightly down.

We believe semiconductor growth will translate into strong demand for both new and legacy material products in our Materials segment. To take advantage of the strong market we expect to continue to innovate and increase manufacturing capability for our new products in our Advanced Materials product line. We expect to increase our investment to support organic growth to enhance our positions in key geographics such as Korea and China and improve our cost and capacity positions for key products in our Materials segment. We expect some headwinds from pricing and capacity constraints for certain products in our Process Materials product line.

We expect our Delivery System and Services segment to continue to grow based on the continued high level of industry capital spending, our position with key customers and the further development of the semiconductor market in China.

Performance Summary

September 30, 2017 vs. September 30, 2016

•
Sales of $1,126.9 million increased $156.8 million, or 16.2%. Underlying sales, which excludes changes in currency, increased by 15% due to higher volumes of 18% offset by unfavorable price/mix of 3%. The increase in sales was driven largely by strong volumes in both the Materials segment and the DS&S segment partially offset by unfavorable price/mix in the Materials segment primarily due to price pressure in specific Process Materials product lines. Currency changes had a favorable impact on sales of 1%.

•
Operating income of $300.1 million increased $21.2 million, or 7.6%, due to higher volumes of $88 million and favorable currency impacts of $8 million partially offset by unfavorable price/mix of $25 million, higher costs of $25 million including the increased cost of being a separate company and higher business separation, restructuring and cost reduction actions of $25 million. Operating income margin was 26.6%, down 210 basis points (“bp”).

•
Adjusted EBITDA of $371.6 million increased $44.7 million, or 13.7%, primarily due to higher volumes of $88 million and favorable currency impacts of $8 million partially offset by higher operating costs of $26 million and unfavorable price/mix of $25 million. The major drivers of the improved performance were the strong volumes in both the Materials and DS&S segments, partially offset by expected higher operating and selling and administrative costs associated with becoming an independent company and unfavorable price/mix in the Materials segment, primarily in Process Materials. Adjusted EBITDA margin was 33.0%, down 70 bp.

•	Cash flows from operations was $262.5 million, with cash used for capital spending of $64.0 million, including $25.2 million of capital spending related to one-time restructuring activities.

RESULTS OF OPERATIONS

Discussion of Consolidated Results-September 30, 2017 vs. September 30, 2016 vs. September 30, 2015

	Year Ended September 30,
	2017	2016	2015
(In millions)
Sales	$1,126.9	$970.1	$1,009.3
Cost of sales	636.9	539.5	616.5
Selling and administrative	125.7	109.8	109.6
Research and development	45.1	43.9	40.7
Business separation, restructuring and cost reduction actions	25.5	0.9	21.6
Other (income) expense, net	(6.4)	(2.9)	(1.1)
Operating Income	300.1	278.9	222.0
Equity affiliates’ income	—	0.2	1.0
Interest expense	47.4	0.4	0.1
Income Before Taxes	252.7	278.7	222.9
Income tax provision	52.8	58.8	31.7
Net Income	199.9	219.9	191.2
Less: Net Income Attributable to Non-controlling Interests	6.9	7.9	7.1
Net Income Attributable to Versum	$193.0	$212.0	$184.1
Non-GAAP Basis
Adjusted EBITDA	$371.6	$326.9	$301.5

Year ended September 30, 2017 vs. September 30, 2016

% Change from Prior Year
Sales
Underlying business
Volume	18%
Price/mix	(3)%
Currency	1%
Total Versum Change	16%

Sales of $1,126.9 million increased $156.8 million, or 16.2%. Underlying sales, which excludes currency, increased by 15% due to higher volumes of 18% partially offset by unfavorable price/mix of 3%. Favorable currency impacts increased sales by 1%. The Materials segment’s sales increased 10% from strong memory market demand and advanced logic new node ramps partially offset by unfavorable price/mix. The DS&S segment’s sales increased 38% primarily due to higher volumes from equipment sales driven by the continued high level of semiconductor industry capital spending.

Operating Income and Margin

Operating income of $300.1 million increased $21.2 million, or 7.6%, due to higher volumes of $88 million and favorable currency impacts of $8 million offset by unfavorable price/mix of $25 million and higher costs of $25 million in part due to the increased cost of being a separate company and higher business separation, restructuring and cost reduction actions of $25 million. Operating margin decreased 210 bp, primarily due to the increased cost of being a separate company and higher business separation, restructuring and cost reduction actions.

Cost of Sales and Gross Profit Margin

Cost of sales of $636.9 million increased $97.4 million, or 18.1%, as a result of higher delivery systems activity of $58 million, and higher materials operating costs of $22 million and higher raw materials cost of $17 million due to higher volumes. Gross profit margin of 43.5% decreased by 90 bp primarily as a result of unfavorable price/mix of 200 bp partially offset by favorable volumes of 100 bp.

Selling and Administrative Expense

Selling and administrative expense of $125.7 million increased by $15.9 million. The increase was primarily due to increased staffing and costs associated with becoming an independent company. Selling and administrative expense as a percent of sales decreased to 11.2% from 11.3%.

Research and Development

Research and development expense of $45.1 million increased $1.2 million, or 2.7% primarily due to spending in key product areas. Research and development expense as a percent of sales decreased to 4.0% from 4.5%.

Business Separation, Restructuring and Cost Reduction Actions

During fiscal year 2017, we recognized a net charge of $25.5 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and our headquarters and set up of the stand-alone organization and IT infrastructure.

During fiscal year 2016, we recognized a net charge of $0.9 million. The charge included incurred costs of $1.6 million related to the Separation partially offset by a net gain of $0.7 million. The 2016 net gain of $0.7 million included a charge of $2.5 million for severance and other benefits related to the elimination of approximately 90 positions as part of cost reduction actions. In addition, we recognized a gain of $3.2 million on assets that were previously written down to a carrying value of $17.9 million. The gain included $1.4 million related to the final sale of the onsite ammonia assets.

Other Income (Expense), Net

Items recorded to other income (expense), net arise from transactions and events not directly related to our principal income earning activities.

Other income (expense), net was $6.4 million in 2017 compared to $2.9 million in 2016. No individual items were significant in comparison to the prior year.

Interest Expense

Interest expense increased $47.0 million in 2017 compared to 2016. The increase was driven by interest expensed on the debt incurred in September 2016 in connection with the Separation.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 20.9% and 21.1% in 2017 and 2016, respectively. The effective tax rate decreased in 2017 primarily due to (1) a shift in the geographic mix of pretax earnings; (2) an increase in benefits associated with tax holidays; and (3) a decrease in cost of repatriating foreign earnings. For more information, see Note 19, “Income Taxes”, to our Annual Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Year ended September 30, 2016 vs. September 30, 2015

% Change from Prior Year
Sales
Underlying business
Volume	(5)%
Price/mix	3%
Currency	(2)%
Total Versum Change	(4)%

Sales of $970.1 million decreased $39.2 million, or 3.9%. Underlying sales, which excludes currency, decreased by 2% due to lower volumes of 5% partially offset by favorable price/mix of 3%. Unfavorable currency impacts decreased sales by 2%. The Materials segment’s underlying sales increased 3% from new advanced materials products, strong memory market demand and favorable price/mix. The DS&S segment’s underlying sales decreased 19% primarily due to lower volumes including turnkey installation activity.

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

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 21.1% and 14.2% in 2016 and 2015, respectively. The effective tax rate was lower in 2015 due to the geographic mix of taxable income and net reduction in the tax reserves. Tax expense increased in 2016 due to (1) the cost of repatriating cash from South Korea; (2) the reduction in the benefits associated with tax holidays; and (3) a net increase in tax reserves as compared to a net decrease in 2015. For more information, see Note 19, “Income Taxes”, to our Annual Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The discussion of our annual results includes comparisons to non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA Margin. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which management uses internally to evaluate our operating performance.

We use non-GAAP measures to assess our operating performance by excluding certain disclosed items that we believe are not representative of our underlying business. Management may use these non-GAAP measures to evaluate our performance period over period and relative to competitors in our industry, to analyze underlying trends in our business, to establish operational budgets and forecasts or for incentive compensation purposes. We use Adjusted EBITDA to calculate performance-based cash bonuses and determine whether certain performance-based options and restricted stock units vest (as such cash bonuses, options and restricted stock units are tied to Adjusted EBITDA). Adjusted EBITDA is also used for certain covenants under our senior secured credit facilities. We use Segment Adjusted EBITDA as the primary measure to evaluate the ongoing performance of our business segments. We believe non-GAAP financial measures provide security analysts, investors and other interested parties with meaningful information to understand our underlying operating results and to analyze financial and business trends. Non-GAAP financial measures, including Adjusted EBITDA, should not be viewed in isolation, are not a substitute for GAAP measures, and have limitations which include but are not limited to:

•
Our measures exclude expenses related to business separation, restructuring and cost reduction actions, as detailed in Note 5, “Business Separation, Restructuring and Cost Reduction Actions”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which we do not consider to be representative of our underlying business operations. However, these disclosed items represent costs to Versum.

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

Below is a reconciliation of net income to Adjusted EBITDA:

	Year Ended September 30,
	2017	2016	2015
(In millions, except percentages)
Net Income Attributable to Versum	$193.0	$212.0	$184.1
Add: Interest expense	47.4	0.4	0.1
Add: Income tax provision	52.8	58.8	31.7
Add: Depreciation and amortization	46.0	46.9	56.9
Add: Non-controlling interests	6.9	7.9	7.1
Add: Business separation, restructuring and cost reduction actions	25.5	0.9	21.6
Adjusted EBITDA	$371.6	$326.9	$301.5
Adjusted EBITDA Margin	33.0%	33.7%	29.9%
Change from prior year	$44.7	$25.4	$77.8
% change from prior year	13.7%	8.4%	34.8%

Year ended September 30, 2017 vs. September 30, 2016

Adjusted EBITDA of $371.6 million increased $44.7 million, or 13.7%, primarily due to higher volumes of $88 million and favorable currency impacts of $8 million partially offset by higher operating costs of $26 million and unfavorable price/mix of $25 million.

Year ended September 30, 2016 vs. September 30, 2015

Adjusted EBITDA of $326.9 million increased $25.4 million, or 8.4%, primarily due to favorable price/mix of $34 million and lower operating costs of $14 million, partially offset by lower volume of $12 million and unfavorable currency impacts of $11 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Year Ended September 30,
	2017	2016	2015
(In millions)
Materials	$829.7	$756.7	$743.4
DS&S	293.6	213.4	265.9
Corporate	3.6	—	—
Total Company Sales	$1,126.9	$970.1	$1,009.3

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Year Ended September 30,
	2017	2016	2015
(In millions, except percentages)
Materials
Operating income	$274.4	$252.3	$213.7
Add: Depreciation and amortization	43.1	44.4	48.1
Add: Equity affiliates’ income	—	0.2	1.0
Segment Adjusted EBITDA	$317.5	$296.9	$262.8
Segment Adjusted EBITDA margin(A)	38.3%	39.2%	35.4%
DS&S
Operating income	$71.7	$50.8	$49.1
Add: Depreciation and amortization	1.4	2.1	8.3
Segment Adjusted EBITDA	$73.1	$52.9	$57.4
Segment Adjusted EBITDA margin(A)	24.9%	24.8%	21.6%
Corporate
Operating loss	$(20.5)	$(23.3)	$(19.2)
Add: Depreciation and amortization	1.5	0.4	0.5
Segment Adjusted EBITDA	$(19.0)	$(22.9)	$(18.7)

Total Versum Adjusted EBITDA	$371.6	$326.9	$301.5

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Year Ended September 30,
(In millions)	2017	2016	2015
Operating Income
Segment total	$325.6	$279.8	$243.6
Business separation, restructuring and cost reduction actions	(25.5)	(0.9)	(21.6)
Consolidated Total	$300.1	$278.9	$222.0

Materials

	% Change from Prior Year
	2017	2016
Sales
Underlying business
Volume	12%	—%
Price/mix	(3)%	3%
Currency	1%	(1)%
Total Materials Sales Change	10%	2%

Year ended September 30, 2017 vs. September 30, 2016

Sales of $829.7 million increased $73.0 million, or 9.6%, primarily due to higher volumes of 12% and favorable currency impacts of 1%. The higher volumes of 12% were driven by strong memory market growth and advanced logic new node ramps. These increases were partially offset by unfavorable price/mix of 3%.

Operating income of $274.4 million increased $22.1 million, or 8.8%, due to higher volumes of $60 million and favorable currency impacts of $8 million partially offset by higher costs of $23 million and unfavorable price/mix of $23 million.

Adjusted EBITDA of $317.5 million increased $20.6 million, or 6.9%, due to higher volumes of $60 million and favorable currency impacts of $8 million partially offset by higher operating costs of $24 million and unfavorable price/mix of $23 million. Adjusted EBITDA margin of 38.3% decreased 90 bp, primarily due to higher costs and unfavorable price/mix.

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

Delivery Systems and Services

	% Change from Prior Year
	2017	2016
Sales
Underlying business
Volume	38%	(19)%
Price/mix	—%	—%
Currency	—%	(1)%
Total DS&S Sales Change	38%	(20)%

Year ended September 30, 2017 vs. September 30, 2016

Sales of $293.6 million increased $80.2 million, or 37.6%, due to increased equipment sales driven by the continued high level of semiconductor industry capital spending.

Operating income of $71.7 million increased $20.9 million, or 41.1%, due to higher volumes of $28 million partially offset by higher costs of $5 million and unfavorable price/mix of $2 million.

Adjusted EBITDA of $73.1 million increased $20.2 million, or 38.2%, due to higher volumes of $28 million partially offset by higher costs of $6 million and unfavorable price/mix of $2 million. Adjusted EBITDA margin of 24.9% increased 10 bp.

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

Adjusted EBITDA of $52.9 million decreased $4.5 million, or 7.8%, due to lower volumes of $15 million and unfavorable currency impacts of $2 million partially offset by favorable price/mix of $8 million and lower costs of $4 million. Adjusted EBITDA margin of 24.8% increased 320 bp.

Corporate

Year ended September 30, 2017 vs. September 30, 2016

Operating loss of $20.5 million decreased by $2.8 million, or 12.0%, due to lower incentive compensation costs recorded in the corporate segment partially offset by the higher costs of becoming a stand-alone company.

Adjusted EBITDA loss of $19.0 million decreased by $3.9 million, or 17.0%, due to lower incentive compensation costs recorded in the corporate segment partially offset by higher cost of becoming a stand-alone company.

Year ended September 30, 2016 vs. September 30, 2015

Operating loss of $23.3 million increased by $4.1 million or 21.4%, primarily due to additional start up selling and administrative costs within the Corporate segment.

Adjusted EBITDA loss of $22.9 million increased by $4.2 million or 22.5%, primarily due to additional start up selling and administrative costs within the Corporate segment.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Separation we had received funding from Air Products for our operating and investing cash needs. Historically, a significant portion of our cash balances are generated by operating activities. Our primary sources of liquidity are cash on hand, which was $271.4 million at September 30, 2017, short-term investments, our cash flows from operations, our Revolving Facility and various non-U.S. credit facilities. We anticipate that our primary uses of cash will be for working capital, debt service, capital expenditures for expansion, productivity and maintenance, potential dividends, acquisitions and general corporate purposes. Our ability to fund these uses of liquidity also will often depend upon where we generate cash, our ability to reinvest in such countries and our ability to repatriate cash into the U.S. Our ability to fund operations and capital needs will depend upon our ongoing ability to generate cash from operations and access the capital markets. We believe that future cash from operations, our revolving credit facility, and access to capital markets will provide adequate resources to meet working capital needs, potential dividends, capital expenditures and strategic investments.

As of September 30, 2017, the majority of our cash and cash items of $271.4 million were held outside the U.S. If we elect to repatriate the foreign cash, we may be required to accrue and pay additional taxes on a portion of these amounts. We do not expect the need to repatriate foreign cash to finance our U.S. operations and service our debt.

As of September 30, 2017, we had availability of $200 million under our Revolving Facility and approximately $20.2 million under our various non-U.S. credit facilities.

As of September 30, 2017, we had $994.3 million of total debt. Our scheduled principal repayments on debt include $5.8 million due in 2018, $5.8 million due in 2019, $5.8 million due in 2020, $5.8 million due in 2021, $5.8 million due in 2022 and $965.3 million due thereafter. We were in compliance with all of our debt covenants at September 30, 2017, and we expect to remain in compliance with these covenants for at least the next twelve months.

On October 10, 2017, Versum amended its credit agreement. The amendment decreased the interest rate on borrowings under the Term Facility to LIBOR plus a margin of 2.00%, or an alternate base rate plus a margin of 1.00%. The amendment removed the minimum floor on LIBOR and the alternate base rate. If our total leverage ratio is equal to or less than 2.00:1.00 (calculated without any netting of cash on hand) the interest rate will decrease further to LIBOR plus a margin of 1.75%, or an alternate base rate plus a margin of 0.75%.

For a summary of our Senior Credit Facilities and the Notes, see Note 11, “Debt”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

To take advantage of the continued strong market demand and the opportunity to drive organic growth, we anticipate increasing our capital expenditures in fiscal year 2018. This includes enhancing our research and manufacturing capabilities in key geographics such as Korea and China and improving our cost and capacity positions in certain Materials products.

Additionally, in support of finalizing our transition to an independent company, we expect to spend an additional $20-25 million of additional capital for relocating the remainder of our infrastructure and establishing our own IT systems during fiscal year 2018.

CASH FLOWS

For the year ended September 30, 2017, September 30, 2016 and September 30, 2015

Our cash flows provided by (used in) operating, investing, and financing activities as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended September 30,
	2017	2016	2015
(In millions)
Operating activities	$262.5	$253.4	$274.4
Investing activities	(73.6)	(61.9)	(19.7)
Financing activities	(24.7)	(105.5)	(285.3)

Operating Activities

For the year ended September 30, 2017, cash provided by operating activities was $262.5 million. Net income attributable to Versum of $193.0 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, gain on sale of assets and share-based compensation expense. Working capital provided cash of $8.5 million. The change in working capital was primarily a result of an increase in payables and accruals partially offset by increases in trade receivables and inventory. The increase in payables and accruals was primarily the result of period to period timing differences related to payments including those associated with the Separation. The increases in trade receivables and inventory was primarily the result of increased sales activity and period over period timing differences related to collections.

For the year ended September 30, 2016, cash provided by operating activities was $253.4 million. Net income attributable to Versum of $212.0 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, undistributed earnings of equity affiliates, gain on sale of assets, share-based compensation expense and write-down of long-lived assets associated with restructuring. We used cash of $6.6 million for working capital purposes. The increase in contracts in progress, less progress billings of $9.2 million primarily relates to spending on large projects.

For the year ended September 30, 2015, cash provided by operating activities was $274.4 million. Net income attributable to Versum of $184.1 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, undistributed earnings of equity affiliates, gain on sale of assets, share-based compensation expense and write-down of long-lived assets associated with restructuring. Working capital was a source of cash of $16.1 million. The reduction in contracts in progress, less progress billings of $20.7 million primarily relates to collections from large projects.

Investing Activities

For the year ended September 30, 2017, cash used by investing activities was $73.6 million, primarily due to spending for plant and equipment and an acquisition. For the year ended September 30, 2016, cash used for investing activities was $61.9 million, as spending for plant and equipment and transfers to restricted cash were partially offset by proceeds from the sale of assets. For the year ended September 30, 2015, cash used for investing activities was $19.7 million, as spending for plant and equipment was partially offset by proceeds from the sale of assets.

Capital expenditures in the year ended September 30, 2017 totaled $64.0 million, including $25.2 million of capital spending related to one-time restructuring activities, compared to $35.8 million in the year ended September 30, 2016. The increase in capital expenditures of $28.2 million for the period was primarily due to restructuring capital expenditures associated with the relocation of or research and development activities and ERP project spending.

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

Financing Activities

For the year ended 2017, cash used for financing activities was $24.7 million primarily due to dividends paid to shareholders, distributions to non-controlling interests and payments on long-term debt. For the year ended 2016, cash used for financing activities was $105.5 million primarily due to net transfers to Air Products partially offset by proceeds from issuance of long-term debt. For the year ended 2015, cash used for financing activities was $285.3 million primarily due to net transfers from Air Products.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at September 30, 2017. Amounts in the table do not reflect the allocation of certain net liabilities between Air Products and us.

		Payments Due for Year Ending September 30,
	Total	2018	2019	2020	2021	2022	Thereafter
(In millions)
Operating leases	$33.6	$10.1	$8.3	$6.7	$4.1	$3.0	$1.4
Unconditional purchase obligations	30.3	30.3	—	—	—	—	—
Long-term debt obligations
Debt	994.3	5.8	5.8	5.8	5.8	5.8	965.3
Expected interest payments on debt	275.3	43.7	42.0	41.8	41.7	41.5	64.6
Total Contractual Obligations	$1,333.5	$89.9	$56.1	$54.3	$51.6	$50.3	$1,031.3

Leases

For more information on operating leases, see Note 12, “Leases”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Unconditional Purchase Obligations

The unconditional purchase obligations are primarily related to plant and equipment as well as R&D facility enhancements in 2017. Otherwise there are no material obligations.

Long-term Debt Obligations

The long-term debt obligations include the maturity payments of long-term debt, including current portion, and the related contractual interest obligations. Refer to Note 11, “Debt”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on long-term debt.

Contractual interest is the interest we are contracted to pay on the long-term debt obligations. We had $569.3 million of long-term debt subject to variable interest rates at September 30, 2017. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at September 30, 2017. In addition, we had $425.0 million of Senior Notes subject to a 5.5% interest rate at September 30, 2017.

Income Tax Liabilities

Non-current deferred income tax liabilities as of September 30, 2017 were $37.3 million. Liabilities related to unrecognized tax benefits, including interest and penalties, as of September 30, 2017 were $19.9 million. These tax liabilities were excluded from the Contractual Obligations table, as it is impractical to determine a cash impact by year given that payments will vary according to changes in tax laws, tax rates, and our operating results. In addition, there are uncertainties in timing of the effective settlement of our uncertain tax positions with respective taxing authorities. For more information, see Note 19, “Income Taxes”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

LONG-TERM EMPLOYEE BENEFITS

Air Products sponsors defined benefit pension plans and defined contribution plans that are shared amongst its businesses. Prior to the Separation participation of our employees in these plans is reflected in the annual consolidated financial statements as though we participated in a multi-employer plan with Air Products. In connection with the Separation, Versum assumed defined benefit pension plan assets for the plans in Germany, Korea and Taiwan of approximately $3 million and defined benefit liabilities of approximately $27 million.

Refer to Note 15, “Retirement Benefits”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we did not have any off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 4, “Related Party Transactions”, to our Annual Consolidated Financial Statements in Part II, Item 8 on this Annual Report on Form 10-K for details.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 2, “Major Accounting Policies”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K describes our major accounting policies. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. However, application of the critical accounting policies discussed below requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our management has reviewed these critical accounting policies and estimates and related disclosures with our audit committee.

Principles of Consolidation

Prior to the Separation, the Annual Consolidated Financial Statements were derived from Air Products’ consolidated financial statements and accounting records where Versum was a division of Air Products. Subsequent to the Separation, the accompanying Annual Consolidated Financial Statements are presented on a consolidated basis and include all of the accounts and operations of Versum and its majority-owned subsidiaries as a stand alone company. The financial statements reflect the financial position, results of operations and cash flows of Versum in accordance with GAAP. Transactions between Versum and Air Products prior to the Separation were reflected in the consolidated balance sheets as “Air Products’ net investment” and in the consolidated statements of cash flows as a financing activity in “Net transfers to Air Products.”

Prior to the Separation, Air Products provided us with centrally managed services and corporate functions. Accordingly, certain shared costs including but not limited to administrative expenses for information technology, general services, human resources, legal, accounting and other services, had been allocated to us and were reflected as expenses in the Annual Consolidated Financial Statements. Expenses had been allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed costs, revenue, operating income or headcount. We consider the expense allocation methodology and results to be reasonable and consistently applied for all periods presented prior to the Separation. However, these allocations may not be indicative of the actual expenses we would have incurred as an independent public company or of the costs we will incur in the future. For the periods prior to October 1, 2016, the Annual Consolidated Balance Sheets

of Versum included Air Products’ assets and liabilities that were specifically identifiable or otherwise were transferred to us, including subsidiaries and affiliates in which Air Products had a controlling financial interest. Also included within our Annual Consolidated Financial Statements were the results of certain businesses which had historically been managed by us but were retained by Air Products after the Separation.

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

Intangible Assets

Intangible assets with determinable lives at September 30, 2017 totaled $70.8 million and consisted primarily of customer relationships, patents and technology. These intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See the impairment discussion above under Plant and Equipment for a description of how impairment losses are determined. Disclosures related to intangible assets are included in Note 10 to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on form 10-K.

Goodwill

The acquisition method of accounting for business combinations currently requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired, including identified intangibles. Goodwill was $182.6 million as of September 30, 2017. Disclosures related to goodwill are included in Note 9 to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on form 10-K.

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

We have a total of three reporting units. There are two reporting units based on product lines within the Materials segment. The DS&S segment is also a reporting unit. We conducted impairment tests during the fourth quarter of 2017 and determined that there was no goodwill impairment. As of the fourth quarter of 2017, the fair value of each reporting unit substantially exceeded its carrying value.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rate. At September 30, 2017, accrued income tax payable and net deferred tax liabilities amounted to $31.4 million and $19.2 million, respectively. Tax liabilities related to uncertain tax positions as of September 30, 2017 were $19.9 million, including interest and penalties. Income tax expense for the year ended September 30, 2017 was $52.8 million. Disclosures related to income taxes are included in Note 19, “Income Taxes”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

For purposes of the Consolidated Financial Statements, our income tax expense and deferred tax balances for the fiscal years ended September 30, 2016 and September 30, 2015 have been estimated as if we filed income tax returns on a stand-alone basis separate from Air Products.

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

Contingencies include those associated with litigation, for which our accounting policy is discussed in Note 2 and particulars are provided in Note 21, “Commitments and Contingencies”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Significant judgment is required in both determining probability and whether the amount of loss associated with a contingency can be reasonably estimated. These determinations are made based on the best available information at the time. As additional information becomes available, we reassess probability and estimates of loss contingencies. Revisions in the estimates associated with loss contingencies could have a significant impact on our results of operations in the period in which an accrual for loss contingencies is recorded or adjusted. For example, due to the inherent uncertainties related to environmental exposures, a significant increase to environmental liabilities could occur if a new site is designated, the scope of remediation is increased, or our proportionate share is increased. Similarly, a future charge for regulatory fines or damage awards associated with litigation could have a significant impact on our net income in the period in which it is recorded.

NEW ACCOUNTING GUIDANCE

See Note 3, “New Accounting Guidance”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information concerning the implementation and impact of new accounting guidance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our earnings, cash flows, and financial position are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.

We address these financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Counterparties to all derivative contracts are major financial institutions, thereby minimizing the risk of credit loss. All instruments are entered into for other than trading purposes. For details on the types and use of these derivative instruments, see Note 14, Financial Instruments, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.

Our derivative and other financial instruments consist of foreign exchange-forward contracts and long-term debt (including current portion). The net market value of these financial instruments combined is referred to below as the net financial instrument position and is disclosed in Note 13, Fair Value, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

At September 30, 2017, the net financial instrument position was a liability of $1.0 billion.

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

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt assumes an instantaneous 100 bp move in interest rates from the level at September 30, 2017, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $26.0 million in the fair value of our fixed rate debt at September 30, 2017.

Based on the variable-rate debt balance at September 30, 2017, a 100 bp increase in interest rates would result in an additional $5.7 million of interest incurred per year at the end of September 30, 2017.

Foreign Currency Exchange Rate Risk

Our earnings, cash flows, and financial position are exposed to market risks relating to foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.

The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at September 30, 2017, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $2.8 million in the net asset position of financial instruments at September 30, 2017.

We enter into forward exchange contracts to hedge the cash flow exposure on inter-company loans. The primary currency pair for which we have exchange rate exposure is Korean Won and U.S. Dollars. There is fair value exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and materially equal to the impact on the instruments in the analysis.

Approximately 50% of Versum’s sales are denominated in currencies other than the U.S. dollar. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during the year ended September 30, 2017 the operating income would be negatively impacted by approximately $14.5 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Versum Materials, Inc.:

We have audited the accompanying consolidated balance sheets of Versum Materials, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2017. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versum Materials, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Versum Materials, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 22, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
November 22, 2017

Versum Materials, Inc.
ANNUAL CONSOLIDATED INCOME STATEMENTS

	Year Ended September 30,
	2017	2016	2015
(In millions, except per share data)
Sales	$1,126.9	$970.1	$1,009.3
Cost of sales	636.9	539.5	616.5
Selling and administrative	125.7	109.8	109.6
Research and development	45.1	43.9	40.7
Business separation, restructuring and cost reduction actions	25.5	0.9	21.6
Other (income) expense, net	(6.4)	(2.9)	(1.1)
Operating Income	300.1	278.9	222.0
Equity affiliates’ income	—	0.2	1.0
Interest expense	47.4	0.4	0.1
Income Before Taxes	252.7	278.7	222.9
Income tax provision	52.8	58.8	31.7
Net Income	199.9	219.9	191.2
Less: Net Income Attributable to Non-controlling Interests	6.9	7.9	7.1
Net Income Attributable to Versum	$193.0	$212.0	$184.1
Net income attributable to Versum per common share:
Basic	$1.78	$1.95	$1.69
Diluted	$1.76	$1.95	$1.69
Shares used in computing per common share amounts:
Basic	108.7	108.7	108.7
Diluted	109.4	108.7	108.7

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
ANNUAL CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

	Year Ended September 30,
	2017	2016	2015
(In millions)
Net Income	$199.9	$219.9	$191.2
Other Comprehensive Income (Loss), net of tax
Translation adjustments, net of tax of $0, $0, and $0.7	(4.9)	22.8	(48.4)
Pension activity, net of tax of $0.5, $0, and $0	(2.2)	—	—
Total Other Comprehensive Income (Loss)	(7.1)	22.8	(48.4)
Comprehensive Income	192.8	242.7	142.8
Net Income Attributable to Non-controlling Interests	6.9	7.9	7.1
Other Comprehensive Loss Attributable to Non-controlling Interests	1.3	—	(2.1)
Comprehensive Income Attributable to Versum	$184.6	$234.8	$137.8

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
ANNUAL CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016
(In millions, except share data)
Assets
Current Assets
Cash and cash items	$271.4	$105.6
Restricted cash	—	69.6
Trade receivables, net	145.3	130.0
Inventories	151.6	127.4
Contracts in progress, less progress billings	15.6	19.2
Prepaid expenses	12.2	3.8
Other current assets	10.8	12.4
Total Current Assets	606.9	468.0
Plant and equipment, net	330.3	296.5
Goodwill	182.6	180.1
Intangible assets, net	70.8	74.8
Other noncurrent assets	56.2	24.4
Total Non-current Assets	639.9	575.8
Total Assets	$1,246.8	$1,043.8
Liabilities and Stockholders’ Deficit
Current Liabilities
Payables and accrued liabilities	$120.8	$85.8
Accrued income taxes	31.4	12.7
Current portion of long-term debt	5.8	5.8
Total Current Liabilities	158.0	104.3
Long-term debt	977.0	980.3
Deferred tax liabilities	37.3	42.8
Other noncurrent liabilities	49.9	19.8
Total Non-current Liabilities	1,064.2	1,042.9
Total Liabilities	1,222.2	1,147.2
Commitments and Contingencies - See Note 21
Stockholders’ Equity (Deficit)
Air Products’ net investment	—	(127.3)
Common stock (par value $1 per share; 250,000,000 shares; outstanding 108,815,330)	108.8	—
Capital in excess of par	4.8	—
Accumulated deficit	(105.2)	—
Accumulated other comprehensive income (loss)	(18.4)	(10.0)
Total Versum’s Stockholders’ Deficit	(10.0)	(137.3)
Non-controlling Interests	34.6	33.9
Total Stockholders’ Equity (Deficit)	24.6	(103.4)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,246.8	$1,043.8

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
ANNUAL CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2017	2016	2015
(In millions)
Operating Activities
Net income	$199.9	$219.9	$191.2
Less: Net income attributable to non-controlling interests	6.9	7.9	7.1
Net income attributable to Versum	193.0	212.0	184.1
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	46.0	46.9	56.9
Deferred income taxes	2.8	(0.1)	(0.4)
Undistributed earnings of unconsolidated affiliates	—	(0.2)	(0.5)
Gain on sale of assets	(2.0)	(1.0)	(0.6)
Share-based compensation	8.3	5.0	4.7
(Gain) loss on sale of long-lived assets associated with restructuring	—	(3.2)	7.2
Other adjustments	5.9	0.6	6.9
Working capital changes that provided (used) cash:
Trade receivables	(16.3)	(2.1)	(3.4)
Inventories	(22.6)	0.3	(0.7)
Contracts in progress, less progress billings	4.4	(9.2)	20.7
Payables and accrued liabilities	16.5	(5.1)	4.1
Accrued income taxes	5.9	11.0	(4.7)
Other working capital	20.6	(1.5)	0.1
Cash Provided by Operating Activities	262.5	253.4	274.4
Investing Activities
Additions to plant and equipment	(64.0)	(35.8)	(22.1)
Proceeds from sale of assets and investments	3.6	43.4	2.4
Acquisition of business	(13.2)	—	—
Transfer to restricted cash	—	(69.5)	—
Cash Used for Investing Activities	(73.6)	(61.9)	(19.7)
Financing Activities
Proceeds from issuance of long-term debt	—	572.1	—
Payments on long-term debt	(5.8)	—	(5.1)
Debt issuance costs	(1.7)	(9.3)	—
Net transfers to Air Products	—	(660.7)	(270.4)
Dividends paid to shareholders	(10.9)	—	—
Dividends paid to non-controlling interests	(7.6)	(7.6)	(9.8)
Other financing activities	1.3	—	—
Cash Used for Financing Activities	(24.7)	(105.5)	(285.3)
Effect of Exchange Rate Changes on Cash	1.6	1.8	(1.2)
Increase (Decrease) in Cash and Cash Items	165.8	87.8	(31.8)
Cash and Cash items-Beginning of Year	105.6	17.8	49.6
Cash and Cash items-End of Period	$271.4	$105.6	$17.8
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on debt	$43.1	$—	$—
The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
ANNUAL CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par	Accumulated Deficit	Air Products’ Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Versum’s Stockholders’ Equity (Deficit)	Non-controlling Interests	Total
(In millions)
Balance, September 30, 2014	$—	$—	$—	$822.5	$13.5	$836.0	$37.4	$873.4
Net income	—	—	—	184.1	—	184.1	7.1	191.2
Other comprehensive loss	—	—	—	—	(46.3)	(46.3)	(2.1)	(48.4)
Share-based compensation	—	—	—	4.7	—	4.7	—	4.7
Dividends to non-controlling interests	—	—	—	—	—	—	(9.8)	(9.8)
Net transfers to Air Products	—	—	—	(269.8)	—	(269.8)	(0.6)	(270.4)
Balance, September 30, 2015	$—	$—	$—	$741.5	$(32.8)	$708.7	$32.0	$740.7
Net income	—	—	—	212.0	—	212.0	7.9	219.9
Other comprehensive income	—	—	—	—	22.8	22.8	—	22.8
Share-based compensation	—	—	—	5.0	—	5.0	—	5.0
Dividends to non-controlling interests	—	—	—	—	—	—	(7.6)	(7.6)
Net transfers to Air Products	—	—	—	(1,085.8)	—	(1,085.8)	1.6	(1,084.2)
Balance, September 30, 2016	$—	$—	$—	$(127.3)	$(10.0)	$(137.3)	$33.9	$(103.4)
Net income	—	—	193.0	—	—	193.0	6.9	199.9
Net transfers to Air Products	—	—	(298.2)	135.4	(2.4)	(165.2)	0.1	(165.1)
Reclassification of Air Products' net investment to additional paid in capital	—	8.1	—	(8.1)	—	—	—	—
Cash dividend paid	—	(10.9)	—	—	—	(10.9)	—	(10.9)
Issuance of common stock at separation	108.7	—	—	—	—	108.7	—	108.7
Issuance of common stock through shared based compensation plans	0.1	—	—	—	—	0.1	—	0.1
Other comprehensive income (loss)	—	—	—	—	(6.0)	(6.0)	1.3	(4.7)
Share-based compensation	—	7.6	—	—	—	7.6	—	7.6
Dividends to non-controlling interests	—	—	—	—	—	—	(7.6)	(7.6)
Balance, September 30, 2017	$108.8	$4.8	$(105.2)	$—	$(18.4)	$(10.0)	$34.6	$24.6

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
NOTES TO ANNUAL CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the Separation, the accompanying Annual Consolidated Financial Statements of Versum, were prepared on a stand-alone basis and were derived from Air Products’ consolidated financial statements and accounting records where Versum was a division of Air Products. For all periods presented, the Annual Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Versum. All significant intercompany transactions and balances have been eliminated in the preparation of the accompanying Annual Consolidated Financial Statements. Prior to the Separation, transactions between Versum and Air Products were reflected in the annual consolidated balance sheets as “Air Products’ net investment” and in the annual consolidated statements of cash flows as a financing activity in “Net transfers (to) from Air Products.”

Prior to the Separation, Air Products provided us with centrally managed services and corporate functions. Accordingly, certain shared costs including but not limited to administrative expenses for information technology, general services, human resources, legal, accounting and other services, had been allocated to us and were reflected as expenses in the Annual Consolidated Financial Statements. Expenses had been allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed costs, revenue, operating income or headcount. We consider the expense allocation methodology and results to be reasonable and consistently applied for all periods presented prior to the Separation.

After the Separation, Versum has performed most of these functions using its own resources or purchased services. However, the remainder of these functions continue to be provided by Air Products under various agreements. See Note 4, Related Party Transactions, for a description of the agreements between Versum and Air Products.

For periods prior to October 1, 2016, the annual consolidated balance sheets of Versum included Air Products’ assets and liabilities that were specifically identifiable or were otherwise transferred to us, including subsidiaries and affiliates in which Air Products had a controlling financial interest. Also included within our Annual Consolidated Financial Statements were the results of certain product lines which had historically been managed by us but were retained by Air Products after the Separation. These product lines represented approximately 1% and 1% of annual combined sales and operating income, respectively, for fiscal year 2016. Air Products performed cash management and other treasury-related functions on a centralized basis for nearly all of its legal entities. Substantially all cash generated by our business was remitted to Air Products prior to the Separation and therefore accounted for through Air Products’ net investment in the Annual Consolidated Financial Statements. Accordingly, Air Products had not allocated any centrally managed cash and cash items to us in the Annual Consolidated Financial Statements prior to the Separation. Air Products’ debt and related interest expense had not been allocated to us for any of the periods presented since we were not the legal obligor of the debt, and Air Products’ borrowings were not directly attributable to us. There were no other financing arrangements between us and Air Products during the periods presented.

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

2.MAJOR ACCOUNTING POLICIES

Estimates and Assumptions

The preparation of the Annual Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the Annual Consolidated Financial Statements and accompanying notes, including allocations of costs during the reporting period. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable. Actual results could differ from those estimates.

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

Under the percentage-of-completion method, revenue from the sale of major equipment is recognized primarily based on costs incurred to date compared with total estimated costs. Under the completed contract method, revenue and cost is recognized when the equipment is completed and transferred to the customer. Changes to estimated labor hours under the percentage-of-completion method or anticipated losses under either method, if any, are recognized in the period determined.

Revenue from on-site services are generally fixed monthly fee arrangements for which we recognize revenue as the services are performed.

Amounts billed for shipping and handling fees are classified as sales in the consolidated income statements.

Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from sales in the consolidated income statements. We record a liability until remitted to the respective taxing authority.

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

Post-employment Benefits

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

Financial Instruments

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. If the circumstances qualify and we designate hedge accounting, the hedging relationship between the underlying financial exposures and the related hedging instrument would be documented on the date the derivative is entered into with the counterparty. Our program currently includes the use of forward exchange contracts to hedge intercompany loans denominated in a foreign currency. We have not designated hedge accounting for any of the forward exchange contracts.

Foreign Currency

Since we do business in many foreign countries, fluctuations in currency exchange rates affect our financial position and results of operations.

In certain of our foreign operations, the local currency is considered the functional currency. These foreign subsidiaries translate their assets and liabilities into U.S. dollars at current exchange rates in effect at the end of the fiscal period. The gains or losses that result from this process are shown as translation adjustments in accumulated other comprehensive income (loss) in the stockholders’ equity section of the annual consolidated balance sheets. The revenue and expense accounts of these foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevail during the period. Therefore, the U.S. dollar value of these items on the income statement fluctuates from period to period, depending on the value of the dollar against foreign currencies. Some transactions are made in currencies different from an entity’s functional currency. Gains and losses from these foreign currency transactions are generally included in other income (expense), net on our consolidated income statements as they occur.

Litigation

Accruals for litigation are made when the information available indicates that it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency includes estimates of potential damages and other directly related costs expected to be incurred. Litigation liabilities and expenditures included in the Annual Consolidated Financial Statements were not material for the periods presented.

Share-Based Compensation

Prior to the Separation, our employees participated in Air Products’ share-based compensation plans, which included stock options, deferred stock units, and restricted stock. Prior to the Separation, the Annual Consolidated Financial Statements included share-based compensation expense associated with our employees and Air Products’ costs that had been allocated to us based on awards and terms previously granted. In accordance with the Employee Matters Agreement entered into between Versum and Air Products on September 29, 2016 in connection with the Separation, all share-based compensation awards previously granted to Versum employees under Air Products’ Long-Term Incentive Plan that were outstanding on October 1, 2016, other than restricted stock, were adjusted and converted into Versum equity with substantially the same terms and conditions as the original Air Products awards.

The grant-date fair value of awards is expensed over the vesting period during which employees perform related services. Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. The Black Scholes model is utilized to value new stock option awards. The grant date fair value of the deferred stock units tied to a market condition is estimated using a Monte Carlo simulation model for new awards.

Income Taxes

For the fiscal years ended September 30, 2016 and 2015, certain of our operations included in our Annual Consolidated Financial Statements were divisions of legal entities included in Air Products consolidated U.S. federal and state income tax returns, or tax returns of non-U.S. subsidiaries of Air Products. The provision for income taxes and related annual consolidated balance sheet accounts of such entities, for such periods, have been prepared and presented in the Annual Consolidated Financial Statements based on a stand-alone basis separate from Air Products. Differences between our separate return income tax provision and cash flows attributable to income taxes for operations that were divisions of legal entities have been recognized as capital contributions from, or dividends to, Air Products, within Air Products’ net investment. As a stand-alone entity, our deferred taxes and effective tax rate differ from those in historical periods.

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

For the fiscal years ended September 30, 2016 and 2015, the majority of the accrued U.S. federal, state, and foreign income tax balances were treated as settled with Air Products as of the end of each year. Therefore, they are included in Air Products’ net investment in the Annual Consolidated Financial Statements, for such periods.

Non-controlling Interests

We consolidate investments that we control but do not wholly own. The Annual Consolidated Financial Statements include all assets, liabilities, revenues, and expenses of our joint venture in Taiwan for which we have a 74% ownership interest during the periods presented in the Annual Consolidated Financial Statements. The ownership interests held by third party non-controlling partners are presented as non-controlling interests in our annual consolidated balance sheets. Any net income or loss attributed to the non-controlling partners is presented as such in the consolidated income statements. The activity for non-controlling interests for the years ended September 30, 2017, 2016 and 2015 is presented in the annual consolidated statements of stockholders’ equity.

Cash and Cash Items

Cash and cash items generally include cash, time deposits, and certificates of deposit acquired with an original maturity of three months or less for our foreign entities. Prior to the Separation, cash was managed centrally at Air Products and most cash generated by our business was remitted to Air Products. Such centralized cash management transactions relating to our business were reflected through Air Products’ net investment. Accordingly, none of the centrally managed cash at the Air Products’ corporate level had been reflected in our Annual Consolidated Financial Statements.

Restricted Cash

Restricted cash consists of cash restricted for payment to Air Products made subsequent to the Separation.

Trade Receivables, net

Trade receivables comprise amounts owed to us through our operating activities and are presented net of allowances for doubtful accounts. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations. A provision for customer defaults is made on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience, and existing economic conditions. The allowance also includes amounts for certain customers where a risk of default has been specifically identified, considering factors such as the financial condition of the customer and customer disputes over contractual terms and conditions. Allowance for doubtful accounts were $1.0 million and $0.8 million as of fiscal year end September 30, 2017 and 2016, respectively. Provisions to the allowance for doubtful accounts charged against income were not material in fiscal 2017, 2016, and 2015.

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

Equity Investments

The equity method of accounting is used when we exercise significant influence but do not have operating control, generally assumed to be 20% to 50% ownership. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. The Annual Consolidated Financial Statements include our investment in and proportionate share of the income from our 20% owned equity affiliate, Daido Air Products Electronics, Inc. During the first quarter of 2016, we sold our investment in this affiliate. Refer to Note 6, “Sale of Equity Affiliate”, for additional information.

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

Impairment of Long-Lived Assets

Long-lived assets are grouped for impairment testing at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets and liabilities and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We assess recoverability by comparing the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value. Long-lived assets held for sale are reported at the lower of carrying amount or fair value less cost to sell.

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

Retirement Benefits

For periods prior to October 1, 2016, Air Products sponsored defined benefit pension plans, defined contribution plans, and other post-employment benefit plans that are shared amongst its businesses. Prior to the Separation on October 1, 2016, participation of our employees in these plans was reflected in the Annual Consolidated Financial Statements as though Versum participated in a multi-employer plan with Air Products. A proportionate share of cost was reflected in these Annual Consolidated Financial Statements, primarily within selling and administrative expenses.

In 2017, certain international pension plans were legally split from Air Products. Our plans provide certain international employees in Germany, Korea and Taiwan who previously participated in the Air Products plans the same defined benefit pension benefits that had previously been provided by Air Products. Versum assumed the defined benefit pension plan assets and liabilities of these plans.

Upon Separation from Air Products, our employees’ balances in the Air Products sponsored defined contribution plan was transferred to a Versum defined contribution plan.

Air Products’ Net Investment

Prior to the Separation, Air Products’ net investment in our business was presented as “Air Products’ net investment” in lieu of stockholders’ equity, as a stand-alone legal and capital structure did not exist for the historical periods presented.

Earnings Per Share

Prior to the Separation, Versum earnings per share for 2016 and 2015 were calculated using the shares that were distributed to Air Products stockholders immediately following the Separation. For periods prior to the Separation it is assumed that there are no dilutive equity instruments as there were no equity awards in Versum outstanding prior to the Separation.

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

Share-Based Compensation

In May 2017, the FASB issued guidance which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company adopted the standard effective October 1, 2017. The adoption is not expected to have a material impact on the Annual Consolidated Financial Statements.

Going Concern

In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year of the issuance of the financial statements. If substantial doubt exists, additional disclosures would be required. The Company adopted the standard effective October 1, 2017. This guidance did not have a significant impact on our Annual Consolidated Financial Statements.

New Accounting Guidance to be Implemented

Net Periodic Pension Costs

In March 2017, the FASB issued guidance which requires an entity to report the service cost component of pension expense in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. The components of the net (benefit) cost are shown in Note 15, “Retirement Benefits”. The Company is currently evaluating the impact of adopting this guidance.

Derecognition of Non-financial Assets

In February 2017, the FASB issued guidance which clarifies the scope of the derecognition of nonfinancial assets, the definition of in-substance financial assets, and impacts the accounting for partial sales of nonfinancial assets by requiring full gain recognition upon the sale. The guidance is effective for reporting periods beginning after December 15, 2017 and permits the use of either retrospective or modified retrospective methods of adoption. In addition, an entity is required to apply the amendments in this update at the same time that it applies the amendments in the revenue recognition standard. The Company will adopt the standard effective October 1, 2018. The adoption is not expected to have a material impact on the Annual Consolidated Financial Statements.

Goodwill Impairment

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment, which removes certain steps from the goodwill impairment test. The guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those periods, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will adopt the standard effective October 1, 2017. The adoption is not expected to have a material impact on the Annual Consolidated Financial Statements.

Business Combinations

In January 2017, the FASB issued guidance on the definition of a business in business combinations. The guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company will adopt the standard effective October 1, 2018. The adoption is not expected to have a material impact on the Annual Consolidated Financial Statements.

Revenue Recognition

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year, while providing the option to early adopt the standard on the original effective date. In December 2016 there were further updates to the original guidance that did not revise the effective date. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the standard effective October 1, 2018. The standard could impact the amount and timing of revenue that we recognize. We are currently evaluating the adoption alternatives and impact that this standard and respective updates will have on our Annual Consolidated Financial Statements.

Measurement of Inventory

In July 2015, the FASB issued guidance to simplify the measurement of inventory recorded using either the FIFO or average cost basis by changing the subsequent measurement guidance from lower of cost or market to the lower of cost or net realizable value. Inventory measured using LIFO is not impacted. The guidance is effective for us beginning in fiscal year 2018 and will be applied prospectively, with early adoption permitted. This guidance is not expected to have a significant impact on our Annual Consolidated Financial Statements.

Leases

In February 2016, the FASB issued guidance which requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, including operating leases, with a term in excess of 12 months. The guidance also expands the quantitative and qualitative disclosure requirements. The guidance is effective in fiscal year 2020, with early adoption permitted, and must be applied using a modified retrospective approach. The Company is currently the lessee under various agreements for distribution equipment and vehicles that are currently accounted for as operating leases as discussed in Note 12, “Leases”. The new guidance requires the lessee to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations. We are currently evaluating the impact of adopting this new guidance on our Annual Consolidated Financial Statements.

Cash Flow Statement Classification

In August 2016, the FASB issued guidance to reduce diversity in practice on how certain cash receipts and cash payments are classified in the statement of cash flows. The guidance is effective beginning fiscal year 2019, with early adoption permitted, and should be applied retrospectively. We are currently evaluating the impact of adopting this new guidance on our Annual Consolidated Financial Statements.

4.RELATED PARTY TRANSACTIONS

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

Total costs allocated to us in the consolidated income statements are summarized below:

	Year Ended September 30,
	2017	2016	2015
(In millions)
Cost of sales	$—	$2.8	$3.6
Selling and administrative	—	16.8	17.8
Research and development	—	1.0	1.4
Business restructuring and cost reduction actions	—	0.7	3.5
Total Allocated Costs	$—	$21.3	$26.3

These allocated costs are reflected in “Air Products’ net investment” and in the consolidated statements of cash flows as a financing activity in “Net transfers (to) from Air Products.” It is not practicable to quantify the amount of expenses that Versum would have incurred on a stand-alone basis for periods prior to the Separation.

Prior to the Separation, certain of our employees participated in share-based compensation plans and retirement benefit plans sponsored and administered by Air Products or its affiliates. The costs of these plans associated with our employees are included in the Annual Consolidated Financial Statements, but excluded from the table of allocated costs above. Our consolidated balance sheet at September 30, 2016 does not include the share-based compensation instrument.

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

Tax Matters Agreement. The Tax Matters Agreement generally governs Air Products’ and Versum’s respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution or certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for any tax period ending on or before the Distribution date, as well as tax periods beginning after the Distribution date. In addition, the Tax Matters Agreement imposes certain restrictions on us and our subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) designed to preserve the tax-free status of the Distribution and certain related transactions. The Tax Matters Agreement includes special rules that allocate tax liabilities in the event the Distribution, or certain related transactions fail to qualify as tax-free for U.S. federal income tax purposes. In general, Versum is liable for taxes incurred by Air Products that may arise if Versum takes, or fails to take, as the case may be, certain actions that may result in the Distribution or certain related transactions failing to qualify as tax-free for U.S. federal income tax purposes.

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

During fiscal year 2017, we recognized a net charge of $25.5 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

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

The following table summarizes the carrying amount of the accrual for the business realignment and reorganization at September 30, 2017:

	Severance and Other Benefits	Asset Actions/Other	Total
(In millions)
September 30, 2014	$0.9	$—	$0.9
2015 Charge	14.4	7.2	21.6
Cash payments(A)	(11.2)	—	(11.2)
Non-cash expenses	—	(7.2)	(7.2)
September 30, 2015	$4.1	$—	$4.1
2016 Charge	2.5	(3.2)	(0.7)
Cash (payments) receipts(A)	(6.0)	4.2	(1.8)
Non-cash expenses	—	(1.0)	(1.0)
September 30, 2016	$0.6	$—	$0.6
2017 Charge	4.7	—	4.7
Cash payments	(1.1)	—	(1.1)
Non-cash expenses	—	—	—
September 30, 2017	$4.2	$—	$4.2

(A)	Cash payments include an allocation of severance and other benefits of Air Products’ employees within its Corporate and other segment which were paid by Air Products.

6.SALE OF EQUITY AFFILIATE

In December 2015, we sold our investment in our equity affiliate, Daido Air Products Electronics, Inc., for $15.9 million, which resulted in a before-tax gain of $0.7 million for the year ended September 30, 2016. The carrying value at the time of sale included a $12.8 million investment in net assets of and advances to equity affiliates and a $2.4 million foreign currency translation loss that had been deferred in accumulated other comprehensive loss. In addition, the income tax provision, before the valuation allowance, for the year ended September 30, 2016 included an expense of $5.3 million as a result of the sale. In 2015, we recorded $1.0 million of equity affiliates’ income related to this investment.

7.INVENTORIES

The components of inventories are as follows:

	September 30,
	2017	2016
(In millions)
Inventories at FIFO cost
Finished goods	$87.6	$94.0
Work in process	20.3	12.3
Raw materials, supplies and other	52.5	29.4
	160.4	135.7
Less: Excess of FIFO cost over LIFO cost	(8.8)	(8.3)
Inventories	$151.6	$127.4

Inventories valued using the LIFO method comprised 28% and 32% of combined inventories before LIFO adjustment at September 30, 2017 and 2016, respectively. Liquidation of LIFO inventory layers in 2017, 2016, and 2015 did not materially affect the results of operations.

First-in, first-out (FIFO) cost approximates replacement cost.

8.PLANT AND EQUIPMENT, NET

The major classes of plant and equipment are as follows:

	September 30,
	Useful Life in years	2017	2016
(In millions, except useful life)
Land		$21.8	$21.9
Buildings	30	149.3	147.1
Machinery and Equipment
Production facilities	10 to 15	479.9	433.6
Distribution and other(A)	5 to 25	252.1	255.9
Total machinery and equipment		732.0	689.5
Construction in progress		52.1	26.2
Plant and equipment, at cost		955.2	884.7
Less: accumulated depreciation		624.9	588.2
Plant and equipment, net		$330.3	$296.5

(A)
The depreciable lives for various types of distribution equipment are 10 to 25 years for cylinders, depending on the nature and properties of the product, and generally 20 years for other distribution equipment such as tanks and trailers.

Depreciation expense was $38.4 million, $39.4 million, and $48.1 million in 2017, 2016, and 2015, respectively.

In January 2016, we sold two onsite ammonia plants for $17.1 million, which resulted in a before-tax gain of $1.4 million during the second quarter of 2016. This gain is reflected in business separation, restructuring and cost reduction actions on our income statement. The income tax provision includes an expense of $1.5 million as a result of the sale.

9.GOODWILL

Changes to the carrying amount of goodwill by segment are as follows:

	Materials	Delivery Systems and Services	Total
(In millions)
Balance at September 30, 2015	$150.6	$16.4	$167.0
Currency translation adjustment	12.0	1.1	13.1
Balance at September 30, 2016	$162.6	$17.5	$180.1
Acquisition (Note 23)	5.0	—	5.0
Currency translation adjustment	(2.3)	(0.2)	(2.5)
Balance at September 30, 2017	$165.3	$17.3	$182.6

Goodwill is subject to impairment testing in the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of goodwill might not be recoverable.

We conducted impairment tests in the fourth quarter of 2017 and determined that there was no goodwill impairment. As of the fourth quarter of 2017, the fair value of each reporting unit exceeded its carrying value.

10.INTANGIBLE ASSETS

The table below provides details of acquired intangible assets:

	September 30, 2017			September 30, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
(In millions)
Customer relationships	$79.5	$(22.7)	$56.8	$80.4	$(19.5)	$60.9
Patents and technology	50.3	(37.9)	12.4	46.4	(34.2)	12.2
Other	3.2	(1.6)	1.6	3.2	(1.5)	1.7
Total Intangible Assets	$133.0	$(62.2)	$70.8	$130.0	$(55.2)	$74.8

The intangible assets primarily pertain to the Materials segment and have a remaining useful life of approximately 17 years for customer relationships and 5 years for patents and technology.

Amortization expense for intangible assets was $7.6 million, $7.5 million, and $8.8 million in 2017, 2016, and 2015, respectively.

Projected annual amortization expense for intangible assets as of September 30, 2017 is as follows:

2018	$7.2
2019	5.9
2020	5.8
2021	5.8
2022	4.9
Thereafter	41.2
Total	$70.8

In 2017, Versum acquired the intellectual property and related assets of Dynaloy through a business combination. Refer to Note 23, "Acquisition," for further discussion of the related intangible assets and goodwill.

11.DEBT

Components of Debt

	September 30,
	2017	2016
(In millions)
Short-term borrowings(A)	$—	$—
Current portion of long-term debt	5.8	5.8
Long-term debt	977.0	980.3
Total Debt	$982.8	$986.1

(A)	Represents borrowing under foreign lines of credit by non-U.S. subsidiaries which are short term in nature. Availability under these lines of credit at September 30, 2017 is $20.2 million.

Long-term Debt

	September 30,
	2017	2016
(In millions)
Term loan facility under Credit Agreement	$569.3	$575.0
Revolving facility under Credit Agreement	—	—
5.500% Senior Notes due 2024	425.0	425.0
Total debt	994.3	1,000.0
Less debt discount	2.5	2.8
Less deferred debt costs	9.0	11.1
Less current portion of long-term debt	5.8	5.8
Long-term debt payable after one year	$977.0	$980.3

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

Borrowings under the Term Facility bore interest at a rate of either LIBOR (adjusted for statutory reserve requirements), subject to a minimum floor of 0.75%, plus a margin of 2.50% or an alternate base rate, subject to a minimum floor of 1.75%, plus a margin of 1.50% (effective rate of 3.83% as of September 30, 2017). On October 10, 2017, Versum amended its Credit Agreement. The amendment decreased the interest rate on borrowings under the Term Facility to LIBOR plus a margin of 2.00%, or an alternate base rate plus a margin of 1.00%. The amendment removed the minimum floor on LIBOR and the alternate base rate. If our total leverage ratio is equal to or less than 2.00:1.00 (calculated without any netting of cash on hand) the interest rate will decrease further to LIBOR plus a margin of 1.75%, or an alternate base rate plus a margin of 0.75%. The Term Facility matures on September 30, 2023, and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Facility, with the balance payable on September 30, 2023.

Borrowings under the Revolving Facility bear interest initially at a rate of either LIBOR (adjusted for statutory reserve requirements) plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%, and after delivery of the financial statements for the first full fiscal quarter, subject to a 0.25% margin reduction based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period. A commitment fee of 0.375% initially, subject to a reduction to 0.25%

based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period after delivery of the financial statements for the first full fiscal quarter, on the unused portion of the Revolving Facility is payable quarterly in arrears. Letter of credit fees are payable on outstanding letters of credit under the Revolving Facility, and fronting fees equal to a percentage to be agreed with each issuing bank (not to exceed 0.125%) are payable to the issuing banks. The Revolving Facility matures on September 30, 2021. A maximum first lien net leverage ratio covenant (total debt net of cash on hand to total adjusted EBITDA) of 3.25:1.00 will apply if we draw upon the Revolving Facility. As of September 30, 2017, we had availability of $200 million under Revolving Facility.

The Credit Agreement, as amended, provides that, commencing with Versum’s fiscal year ending on September 30, 2017, a percentage of excess cash flow ranging from 0% to 50%, depending on the first lien net leverage ratio, is required to be used to prepay the Term Facility. As of September 30, 2017, there was no requirement to prepay due to excess cash flows.

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

The agreements governing our indebtedness contain a number of affirmative and negative covenants. We were in compliance with all of our covenants at September 30, 2017.

Maturities

Maturities of long-term debt are as follows:

Total Debt
(In millions)
Payments due for the year ended September 30,
2018	$5.8
2019	5.8
2020	5.8
2021	5.8
2022	5.8
Thereafter	965.3
Total	$994.3

12.LEASES

Lessee Accounting

Operating leases principally relate to real estate and also include distribution equipment and vehicles. Certain leases include escalation clauses, renewal, and purchase options. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense under operating leases, including month-to-month agreements, was $12.2 million in 2017, $7.6 million in 2016, and $8.4 million in 2015.

At September 30, 2017, minimum payments due under leases are as follows:

(In millions)
2018	$10.1
2019	8.3
2020	6.7
2021	4.1
2022	3.0
Thereafter	1.4
Total	$33.6

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

Refer to Note 14, Financial Instruments, for a description of derivative instruments, including details on the balance sheet line classifications.

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

The carrying values and fair values of our derivatives and debt are as follows:

	September 30, 2017
	Fair Value	Carrying Value
(In millions)
Assets
Forward Exchange Contracts	$0.9	$0.9

Liabilities
Forward Exchange Contracts	$1.5	$1.5
Long-term Debt
Senior Notes	$450.5	$425.0
Term Loan Facility	575.7	569.3
Total Long-term debt	$1,026.2	$994.3

The carrying amounts reported in the annual consolidated balance sheet for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, and accrued income taxes approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

14.FINANCIAL INSTRUMENTS

We enter into forward exchange contracts to hedge the fair value exposure on intercompany loans. During the year ended September 30, 2017, this portfolio of forward exchange contracts consisted primarily of Korean Won and U.S. dollars. The maximum remaining term of any forward exchange contract currently outstanding at September 30, 2017 is approximately 1 year. At September 30, 2017, the total notional principal amount of our outstanding hedge contracts was $158.4 million.

As of September 30, 2017, there were no derivatives designated as hedging instruments. The table below summarizes the fair values of our derivatives not designated as hedging instruments and balance sheet location of these outstanding derivatives:

	September 30, 2017
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$0.9	Payables and accrued liabilities	$1.5

Refer to Note 13, Fair Value, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our forward contracts:

Year Ended September 30, 2017
(In millions)
Forward Exchange Contracts, net of tax:
Net loss recognized in other (income) expense, net(A)	$2.2

(A)
The impact of the non-designated hedges noted above was largely offset by gains and losses resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

15.RETIREMENT BENEFITS

For periods prior to October 1, 2016, Air Products offered various long-term benefits to our employees through defined benefit pension plans and defined contribution plans. Prior to the Separation on October 1, 2016, participation of our employees in these plans is reflected in the Annual Consolidated Financial Statements as though we participated in a multi-employer plan with Air Products.

Defined Benefit Pensions

In 2017, certain international pension plans were legally split from Air Products. Our plans provide certain international employees in Germany, Korea and Taiwan who previously participated in the Air Products plans the same defined benefit pension benefits that had previously been provided by Air Products.

The following table summarizes the benefit obligation, fair value of the plan assets and the funded status at September 30, 2017:

2017
(In millions)
Change in benefit obligation:
Benefit obligation at September 30, 2016	$—
Converted on October 1, 2016	26.5
Service cost	2.3
Interest cost	0.6
Actuarial gain	(4.9)
Benefits paid	(1.2)
Foreign currency impact	(0.5)
Benefit obligation at end of year	$22.8
Change in plan assets:
Fair value of plan assets at September 30, 2016	$—
Converted on October 1, 2016	3.0
Employer contributions	5.0
Benefits paid	(1.2)
Fair value of plan assets at September 30, 2017	$6.8
Funded status:
Plan assets less than benefit obligation - Net amount recognized	$(16.0)

Amounts recognized in the annual consolidated balance sheets consist of:

2017
(In millions)
Non-current liabilities	$(16.0)
Accumulated other comprehensive loss, net of taxes	(2.2)

Amounts recognized in accumulated other comprehensive loss, net of tax consist of:

2017
(In millions)
Balance at September 30, 2016	$—
Converted on October 1, 2016	(6.2)
Net loss amortized during the year	0.4
Net gain during the year	3.7
Non-controlling interest	(0.1)
Balance at September 30, 2017	$(2.2)

The components of net periodic pension costs for our defined benefit pension plans are as follows:

2017
(In millions)
Service cost	$2.3
Interest cost	0.6
Expected return on plan assets	(0.1)
Actuarial loss amortization	0.5
Net periodic pension cost	$3.3

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2018 is $0.1 million.

Assumptions used in determining the benefit obligation and net periodic pension cost for the year ended September 30, 2017 are presented in the following table as weighted-averages:

2017
(In millions)
Benefit obligations:
Discount rate	3.2%
Rate of compensation increase	4.1%
Net Periodic Pension Cost:
Discount rate	2.3%
Rate of compensation increase	4.9%
Expected rate of return on plan	2.0%

The discount rate assumption is calculated based on market yields at the valuation date on government bonds and high quality corporate bonds as well as the estimated maturity of benefit payments. The expected rate of return assumption is based on weighted-average expected returns from each asset class. Expected returns reflect a combination of historical performance analysis and current market conditions and include input from our actuaries.

The fair value of our pension plan assets, by asset category utilizing the fair value hierarchy discussed in Note 13, is as follows:

2017
(In millions)
Other investments (Level 2)	$4.1
Insurance contract (Level 3)	2.7
Total	$6.8

The Other investments category represents accounts our subsidiaries in Taiwan have invested in a government directed Labor Pension Fund in which the return is guaranteed by the government, therefore it is characterized as Other and level 2. The Insurance contract category represents the Korea plan which is funded by an investment with Samsung Insurance and is classified as level 3, as they are carried at contract value which approximates fair value.

We expect to make contributions of approximately $0.4 million during 2018. The expected future benefit payments related to the defined benefit plans are shown below.

Payments
(In millions)
2018	$0.8
2019	0.9
2020	1.0
2021	1.1
2022	1.2
2023-2027	11.6

Defined Contribution Plan

Prior to the Separation, Air Products sponsored several defined contribution plans which covered all U.S. employees and certain non-U.S. employees. Versum received an allocation of the total cost of defined contributions from Air Products.

Upon Separation, our employees’ balances were transferred to a new Versum defined contribution plan.

The following table summarizes our defined contribution expense:

	2017	2016	2015
(In millions)
Defined contribution expense	$11.0	$5.5	$4.5

16.SHARE-BASED COMPENSATION

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

For the years ended September 30, 2017, 2016, and 2015, share-based compensation expense of $8.3 million, $5.0 million, and $4.7 million, respectively, was included in the Annual Consolidated Financial Statements.

In addition, during the three months ended December 31, 2016, under the Versum Long-Term Incentive Plan we made a one-time Founders grant of time-based restricted stock units and we made fiscal 2017 annual awards of market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue new shares upon the payout of restricted stock units and the exercise of stock options. As of September 30, 2017, there were 3.3 million shares available for future grant under the Versum Long-Term Incentive Plan.

Share-based compensation award cost recognized in the consolidated income statement is summarized below:

Year Ended September 30, 2017
(In millions)
Before-Tax Share-Based Compensation Award Cost	$8.3
Income Tax Benefit	2.9
After-Tax Share-Based Compensation Award Cost	$5.4

Before-tax share-based compensation award cost is primarily included in selling and administrative expense on our consolidated income statements.

Total before-tax share-based compensation award cost by type of program was as follows:

Year Ended September 30, 2017
(In millions)
Restricted stock units	$7.5
Stock options	0.2
Director awards	0.6
Before-Tax Share-Based Compensation Cost	$8.3

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

The calculation of the fair value of market-based restricted stock units during the three months ended December 31, 2016 used the following assumptions:

(In percentages)
Expected volatility	28.7%
Risk-free interest rate	1.4%

A summary of restricted stock unit activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	22.85
Granted	0.7	25.30
Paid out	(0.1)	15.55
Forfeited/adjustments	—	—
Outstanding, September 30, 2017	1.1	$25.30

No cash payments were made for restricted stock units for the year ended September 30, 2017. As of September 30, 2017, there was $13.9 million of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of restricted stock units paid out during the year ended September 30, 2017, including shares vested in prior periods, was $1.7 million.

Stock Options

We may grant awards of options to purchase common stock to executive officers and selected employees. All of our outstanding stock options are a result of the conversion in connection with the Separation as described above. The exercise price of stock options equals the market price of our stock on the date of the grant. Options generally vest incrementally over three years, and remain exercisable for ten years from the date of grant. During the year ended September 30, 2017, no stock options were granted.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	18.37
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2017	0.5	$18.55

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, September 30, 2017	5.6	$9.6
Exercisable, September 30, 2017	5.6	9.3

The aggregate intrinsic value represents the amount by which our closing stock price of $38.82 as of September 30, 2017 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable.

The total intrinsic value of stock options exercised during the year ended September 30, 2017 was $0.9 million.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of September 30, 2017, there was $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.3 years.

Director Awards
Under the Versum Long-Term Incentive Plan, non-employee directors each receive quarterly grants of our common stock with a quarterly grant date fair value of $25,000. The grant date fair value per share is equal to the closing sales price of our common stock as reported on the New York Stock Exchange on the date of grant.
During the year ended September 30, 2017, $0.6 million in share-based compensation expense was recognized related to these awards.

17.STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss (AOCL), net of tax:

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2016	$(0.2)	$(9.8)	$—	$(10.0)
Other comprehensive loss before reclassifications	—	(8.7)	3.7	(5.0)
Net transfers from Air Products	—	3.8	(6.2)	(2.4)
Amounts reclassified from AOCL	—	—	0.3	0.3
Net current period other comprehensive loss	—	(4.9)	(2.2)	(7.1)
Other comprehensive loss attributable to non-controlling interest	—	1.3	—	1.3
Balance, September 30, 2017	$(0.2)	$(16.0)	$(2.2)	$(18.4)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

Year Ended September 30, 2017
(In millions)
Pension and Postretirement Benefits, net of tax(A)	$0.3

(A)	The components include actuarial loss amortization and are reflected in net periodic benefit cost. Refer to Note 15, Retirement Benefits, for further information.

Cash Dividend

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. In March 2017, the Company’s Board of Directors declared a cash dividend of $0.05 per share, totaling $5.4 million, which was paid on April 19, 2017 to shareholders of record as of April 5, 2017. Additionally, on July 27, 2017, the Company’s Board of Directors declared a second cash dividend of $0.05 per share totaling $5.4 million, which was paid on August 21, 2017 to shareholders of record as of August 7, 2017.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

18.EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	September 30,
	2017	2016	2015
(In millions, except per share data)
Numerator
Net Income Attributable to Versum	$193.0	$212.0	$184.1
Denominator
Weighted average number of common shares - Basic	108.7	108.7	108.7
Effect of dilutive securities
Employee stock option and other award plans	0.7	—	—
Weighted average number of common shares - Diluted	109.4	108.7	108.7

Earnings Per Common Share Attributable to Versum
Net Income Attributable to Versum - Basic	$1.78	$1.95	$1.69
Net Income Attributable to Versum - Diluted	1.76	1.95	1.69

The computation of basic and diluted earnings per common share is calculated assuming the number of shares of Versum common stock outstanding on October 1, 2016 had been outstanding at the beginning of each period presented. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no equity awards in Versum outstanding prior to the Separation. See Note 1, “Basis of Presentation” for further discussion of the Separation.

For the year ended September 30, 2017, no outstanding share-based awards were anti-dilutive.

19.INCOME TAXES

The following table summarizes the income of U.S. and foreign operations before taxes:

	Year Ended September 30,
	2017	2016	2015
(In millions)
Income Before Taxes
United States	$28.8	$61.6	$41.7
Foreign	223.9	217.1	181.2
Total	$252.7	$278.7	$222.9

The following table shows the components of the provision for income taxes:

	Year Ended September 30,
	2017	2016	2015
(In millions)
Current Tax Provision
Federal	$2.4	$—	$—
State	0.6	0.6	0.5
Foreign	47.0	58.3	31.6
	50.0	58.9	32.1
Deferred Tax Provision
Federal	1.1	1.3	1.4
State	0.1	0.1	0.1
Foreign	1.6	(1.5)	(1.9)
	2.8	(0.1)	(0.4)
Income Tax Provision	$52.8	$58.8	$31.7

Income tax expense (benefit) differs from the expected amounts based on the statutory U.S. federal tax rate for the years ended September 30, 2017, 2016 and 2015 as follows:

	Year Ended September 30,
	2017	2016	2015
(In millions)
U.S. federal tax	$88.4	$97.5	$78.0
State taxes, net of federal benefit	0.5	2.2	1.3
Foreign tax differentials	(34.7)	(30.7)	(37.4)
U.S. taxes on foreign earnings	(0.3)	4.7	(2.0)
Other credit and incentives	(0.8)	(0.8)	(0.7)
Valuation allowance	0.9	(19.2)	(6.2)
Other	(1.2)	5.1	(1.3)
Income Tax Expense (Benefit)	$52.8	$58.8	$31.7

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

We have certain foreign subsidiaries that were granted seven-year tax holidays, the majority of which expired during the year ending September 30, 2017. The tax benefit of the holidays is reduced by 50% in the last two years of the holiday period. The net benefit of the tax holidays was $8.0 million, $7.1 million, and $9.6 million in 2017, 2016 and 2015, respectively.

We maintained a valuation allowance in 2015 and 2016 against U.S. deferred tax accounts resulting primarily from restructuring charges taken in prior periods, as we determined that it was more likely than not that U.S. deferred tax assets would not be realized. These deferred tax assets related primarily to net operating loss and tax credit carryforwards derived from the stand-alone basis calculation. The valuation allowance benefits in 2015 and 2016 shown in the table above relate to the utilization of federal net operating losses as a result of favorable operations. These net operating losses and tax credit carryforwards were utilized against Air Products’ income and are not available as future deductions on Versum tax returns. The current period effective tax rate, therefore, includes no valuation allowance benefit related to U.S. deferred tax assets. The valuation allowance cost for 2017 relates to certain foreign tax credits accrued outside the U.S.

The significant components of deferred tax assets and liabilities are as follows:

	September 30,
	2017	2016
(In millions)
Gross Deferred Tax Assets
Tax loss carryforwards	$0.5	$13.2
Tax credit carryforwards	0.9	64.2
Retirement benefits and compensation accruals	10.9	7.6
Reserves and accruals	1.6	8.4
Other	1.5	3.3
Valuation allowance	(0.9)	(55.6)
Deferred Tax Assets	14.5	41.1
Gross Deferred Tax Liabilities
Intangible assets	9.1	41.0
Plant and equipment	22.9	22.2
Unremitted earnings of foreign entities	0.7	2.3
Partnership investments	0.8	1.3
Other	0.2	6.3
Deferred Tax Liabilities	33.7	73.1
Net Deferred Income Tax Liability	$19.2	$32.0

Deferred tax assets and liabilities are included within the Annual Consolidated Financial Statements as follows:

	September 30,
	2017	2016
(In millions)
Other non-current assets	$18.1	$10.8
Deferred tax liabilities	37.3	42.8
Net Deferred Income Tax Liability	$19.2	$32.0

As discussed in Note 1, the Separation of Versum from Air Products was completed on October 1, 2016. In connection with the Separation and as a result of the change from the separate return method under the carve-out financial statements, Versum adjusted certain current and deferred tax accounts, including a net decrease in deferred tax liabilities of approximately $17.5 million and a net increase in tax payable of approximately $13.0 million. The federal and state tax carryforwards and credits resulting from the stand-alone basis calculation were utilized against Air Products’ income and are not available as future deductions on tax returns. As such they were not transferred as part of the Separation from Air Products, and the related deferred tax assets and valuation allowance were removed. The decrease in net deferred tax liabilities was related primarily to deferred tax assets created in the Separation that were not recorded in the carve-out financial statements. The increase in tax payable was related primarily to taxes payable in entities shared with Air Products prior to the Separation, the liability for which was not included in the carve-out financial statements. The Company paid $42.9 million of cash income taxes during the fiscal year ended September 30, 2017.

We have no federal foreign tax credit and research credit carryforwards as of September 30, 2017. Gross foreign loss carryforwards as of September 30, 2017 were $1.5 million, and expire in 2026.

The valuation allowance as of September 30, 2017 is related to the tax benefit of foreign tax credits accrued in jurisdictions outside the U.S. The $54.7 million decrease in the valuation allowance was primarily due to change from the separate return method under the carve-out financial statements. As of September 30, 2017, we believed it would be more likely than not that future earnings and reversal of deferred tax liabilities would be sufficient to utilize the deferred tax asset reflected on the financial statements, net of existing valuation allowance.

We record U.S. income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. These cumulative undistributed earnings that were considered to be indefinitely reinvested in foreign subsidiaries and corporate joint ventures is estimated to be $1,070.8 million as of September 30, 2017. An estimated $196.2 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows:

	Year Ended September 30,
(In millions)	2017	2016	2015
Unrecognized Tax Benefits
Balance at beginning of year	$12.9	$10.3	$16.0
Additions for tax positions for the current year	2.1	1.9	1.6
Additions for tax positions of prior years	5.2	1.0	0.1
Reductions for tax positions of prior years	(0.2)	(0.1)	(4.7)
Statute of limitations expiration	(0.1)	(0.2)	(2.7)
Balance at End of Year	$19.9	$12.9	$10.3

At September 30, 2017 and 2016, we had $19.9 million and $12.9 million of unrecognized tax benefits of which $19.9 million and $12.6 million, respectively, would impact the tax rate, if recognized. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

We are currently under examination in a number of tax jurisdictions, some of which may be resolved in the next twelve months. As a result, it is reasonably possible that a change in the unrecognized tax benefits may occur during the next twelve months. However, quantification of an estimated range cannot be made at this time.

We generally remain subject to examination in the following major tax jurisdictions for the years indicated below:

Open Tax Years
Major Tax Jurisdiction
United States	2017
China	2007-2017
South Korea	2010-2017
Taiwan	2012-2017

20.SUPPLEMENTAL INFORMATION

	September 30,
(In millions)	2017	2016
Payables and Accrued Liabilities
Trade creditors	$56.0	$41.6
Customer advances	5.3	4.0
Accrued payroll and employee benefits	41.2	33.9
Other costs associated with business separation, restructuring and cost reduction actions	7.9	0.6
Derivatives	1.5	—
Other	8.9	5.7
	$120.8	$85.8

21.COMMITMENTS AND CONTINGENCIES

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

Environmental and Regulatory Proceedings

From time to time, Versum may be involved in proceedings, investigations, and audits involving governmental authorities in connection with environmental, health, safety, competition, and tax matters. In addition, pursuant to the Separation Agreement, Versum is liable to Air Products for proceedings by the Environmental Protection Agency under the Comprehensive Environmental Response, Compensation, and Liability Act, the federal Superfund law (“CERCLA”); the Resource Conservation and Recovery Act (“RCRA”); and similar state and foreign environmental laws relating to current or former Electronic Materials business sites, and third-party waste disposal facilities used by the Electronic Materials business, that have been designated for investigation or remediation. Versum may be liable for any unknown environmental liabilities related to legacy businesses and sites formerly owned and operated by Air Products related to its former electronics businesses. Versum does not currently believe that there are any environmental or regulatory matters, individually or in the aggregate, that are reasonably possible to have a material impact on our financial condition, results of operations, or cash flows.

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

Unconditional Purchase Obligations

We have unconditional purchase obligations of approximately $30.3 million for plant and equipment purchases as well as R&D facility enhancements. Otherwise, there are no material obligations.

22.SEGMENT AND GEOGRAPHIC INFORMATION

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

Corporate

The Corporate segment includes certain administrative costs such as information technology, general services, human resources, legal, accounting, and other services, as well as foreign exchange gains and losses, and other income and expense that cannot be directly associated with operating segments. Corporate assets primarily include cash and deferred tax assets.

Customers

For the fiscal years ended September 30, 2017, 2016, and 2015, three customers accounted for 10% or more of combined sales from both the Materials and Delivery Systems and Services segments. In 2017, these customers accounted for 22%, 13% and 12% of our combined sales. In 2016, these customers accounted for 21%, 13% and 13% of our combined sales. In 2015, these customers accounted for 21%, 13%, and 11% of our combined sales. No other customer accounted for more than 10% of combined sales in any period.

Products

For the fiscal years ended September 30, 2017 and 2016, a Materials segment product accounted for 10% or more of combined sales from both the Materials and Delivery Systems and Services segments. For the fiscal years ended September 30, 2017 and 2016, this product accounted for 11% and 12% of our combined sales, respectively.

Accounting Policies

The accounting policies of the segments are the same as those described in Note 2, Major Accounting Policies. We evaluate the performance of segments based upon reported segment operating income. Intersegment sales are not material and are recorded at selling prices that approximate market prices.

Segment

	As of and for the year ended September 30,
	2017	2016	2015
(In millions)
Sales
Materials	$829.7	$756.7	$743.4
Delivery Systems and Services	293.6	213.4	265.9
Corporate	3.6	—	—
Combined Total	$1,126.9	$970.1	$1,009.3
Operating Income (Loss)
Materials	$274.4	$252.3	$213.7
Delivery Systems and Services	71.7	50.8	49.1
Corporate	(20.5)	(23.3)	(19.2)
Segment Total	325.6	279.8	243.6
Business separation, restructuring and cost reduction actions	(25.5)	(0.9)	(21.6)
Combined Total	$300.1	$278.9	$222.0
Depreciation and Amortization
Materials	$43.1	$44.4	$48.1
Delivery Systems and Services	1.4	2.1	8.3
Corporate	1.5	0.4	0.5
Combined Total	$46.0	$46.9	$56.9
Equity Affiliates’ Income
Materials	$—	$0.2	$1.0
Combined Total	$—	$0.2	$1.0
Total Assets
Materials	$773.8	$733.4	$754.8
Delivery Systems and Services	110.9	104.0	92.7
Corporate	362.1	206.4	39.9
Combined Total	$1,246.8	$1,043.8	$887.4
Investment in Net Assets of and Advances to Equity Affiliates
Materials	$—	$—	$12.5
Combined Total	$—	$—	$12.5
Expenditures for Long-Lived Assets
Materials	$45.7	$34.4	$21.2
Delivery Systems and Services	1.7	0.7	0.8
Corporate	16.6	0.7	0.1
Combined Total	$64.0	$35.8	$22.1

Sales by Product Group

	Year Ended September 30,
	2017	2016	2015
(In millions)
Process Materials	$401.8	$387.4	$387.3
Advanced Materials	427.9	369.3	356.1
Equipment and Installations	235.4	150.8	208.3
Site Services	58.2	62.6	57.6
Corporate	3.6	—	—
Total	$1,126.9	$970.1	$1,009.3

Geographic Information

	Year Ended September 30,
	2017	2016	2015
(In millions)
Sales to External Customers
United States	$375.7	$349.4	$361.3
Taiwan	242.8	230.8	236.3
South Korea	304.1	217.2	220.3
China	64.9	53.8	70.9
Europe	63.1	57.8	69.2
Asia, excluding China, Taiwan, and South Korea	76.3	61.1	51.3
Total	$1,126.9	$970.1	$1,009.3

	September 30,
	2017	2016	2015
(In millions)
Long-Lived Assets(A)
United States	$170.3	$138.3	$139.9
South Korea	112.2	112.2	105.0
Taiwan	38.2	36.8	39.7
Asia, excluding Taiwan and South Korea	9.2	9.0	16.4
Europe	0.4	0.2	0.1
Total	$330.3	$296.5	$301.1

(A)	Long-lived assets include plant and equipment, net.

Geographic information is based on country of origin. Included in United States revenues are export sales to third-party customers of $68.7 million in 2017, $75.8 million in 2016, and $54.2 million in 2015.

23.ACQUISITION

On August 1, 2017, the Company completed the acquisition of 100% of Dynaloy, LLC (“Dynaloy”) from Eastman Chemical Co. Dynaloy is a supplier of formulated cleaning solutions for the semiconductor and specialty manufacturing industries.  The purchase price of approximately $13 million was paid in cash from our available cash balance. The acquisition of Dynaloy does not constitute a material business combination.

The Company has accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations ("ASC 805"), and has included Dynaloy within the Materials reportable segment. In applying the provisions of ASC 805 and determining that Dynaloy represents a business, the Company elected to early adopt and apply ASU 2017-01 (refer to Note 1). Under ASU 2017-01, the Company first assessed whether all of the fair value of the acquired Dynaloy gross assets is concentrated in a single identifiable asset or group of identifiable assets. If that concentration existed, Dynaloy would not be considered a business. The Company concluded that there was not such a concentration, as the fair value of the acquired gross assets is distributed between various intangible and tangible assets.

The Company has allocated the acquisition purchase price to the tangible net assets and identifiable intangible assets acquired based on their estimated fair values at the acquisition date and recorded the excess as goodwill. The valuation of the assets and liabilities acquired was based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company’s management. In performing these valuations, the Company used discounted cash flows and other factors as the best evidence of fair value. The key underlying assumptions of the discounted cash flows were projected revenues and royalty rates. The Company has recognized $5.0 million of goodwill, which is attributable to the revenue growth and operating synergies that Versum expects to realize from this acquisition.

The Company’s estimates and assumptions used in determining the estimated fair values of the net assets acquired are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date.

The following table presents the aggregate purchase price allocation, as of September 30, 2017.

Net Assets Acquired
(In millions)
Accounts receivable	$1.0
Other current assets	0.1
Inventories	1.4
Properties and Equipment, net	2.4
Goodwill	5.0
Intangible assets	3.7
Other current liabilities	(0.4)
Net assets acquired	$13.2

The table below presents the intangible assets acquired as part of the acquisition of Dynaloy and the periods over which they will be amortized on a straight line basis.

	Amount	Weighted Average Amortization Period
(In millions, except years)
Technology	$2.8	7
Trademarks	0.9	5
Total	$3.7

24.SUBSEQUENT EVENTS

Cash Dividend

On October 31, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share, to be paid on November 27, 2017 to shareholders of record as of November 13, 2017.

25.SUMMARY BY QUARTER (UNAUDITED)

These tables summarize the unaudited results of operations for each quarter of fiscal 2017 and 2016:

	For the Quarter Ended
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	Total
(In millions)
Sales	$270.8	$270.8	$290.8	$294.5	$1,126.9
Cost of sales	150.9	154.5	159.6	171.9	636.9
Selling and administrative	30.2	29.5	34.5	31.5	125.7
Research and development	10.3	10.9	11.9	12.0	45.1
Business separation, restructuring and cost reduction actions	3.2	6.1	6.0	10.2	25.5
Other (income) expense, net	(2.9)	(0.1)	(2.2)	(1.2)	(6.4)
Operating Income	79.1	69.9	81.0	70.1	300.1
Equity affiliates’ income	—	—	—	—	—
Interest expense	11.5	11.6	11.9	12.4	47.4
Income Before Taxes	67.6	58.3	69.1	57.7	252.7
Income tax provision	15.3	11.5	14.4	11.6	52.8
Net Income	52.3	46.8	54.7	46.1	199.9
Less: Net Income Attributable to Non-controlling Interests	1.5	1.9	2.0	1.5	6.9
Net Income Attributable to Versum	$50.8	$44.9	$52.7	$44.6	$193.0

	For the Quarter Ended
	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	Total
(In millions)
Sales	$245.5	$233.5	$242.7	$248.4	$970.1
Cost of sales	132.4	132.5	135.9	138.7	539.5
Selling and administrative	23.6	25.7	27.3	33.2	109.8
Research and development	10.9	10.2	11.3	11.5	43.9
Business separation, restructuring and cost reduction actions	(0.9)	(1.8)	1.1	2.5	0.9
Other (income) expense, net	(1.1)	(1.0)	(0.3)	(0.5)	(2.9)
Operating Income	80.6	67.9	67.4	63.0	278.9
Equity affiliates’ income	0.2	—	—	—	0.2
Interest expense	—	—	—	0.4	0.4
Income Before Taxes	80.8	67.9	67.4	62.6	278.7
Income tax provision	13.4	12.2	17.6	15.6	58.8
Net Income	67.4	55.7	49.8	47.0	219.9
Less: Net Income Attributable to Non-controlling Interests	2.2	1.9	2.0	1.8	7.9
Net Income Attributable to Versum	$65.2	$53.8	$47.8	$45.2	$212.0

SCHEDULE II
CONSOLIDATED
VERSUM MATERIALS, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2017, 2016, and 2015

	Balance at Beginning of Period	Change Charged to Expense	Other Changes (A)	Balance at End of Period
(In millions)
Year Ended September 30, 2017
Allowance for doubtful accounts	$0.8	0.2	—	$1.0
Allowance for deferred tax assets	$55.6	0.9	(55.6)	$0.9
Year Ended September 30, 2016
Allowance for doubtful accounts	$0.8	—	—	$0.8
Allowance for deferred tax assets	$77.7	(20.8)	(1.3)	$55.6
Year Ended September 30, 2015
Allowance for doubtful accounts	$2.2	0.1	(1.5)	$0.8
Allowance for deferred tax assets	$83.3	(4.9)	(0.7)	$77.7

(A)	For 2017, Other Changes primarily includes adjustments related to the Separation.
For 2016 and 2015, Other Changes primarily includes write-offs of uncollectible trade receivable accounts and the impact of foreign currency translation adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures and to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2017, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2017, based on criteria in Internal Control — Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of September 30, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this section.

Changes in Internal Control over Financial Reporting

Prior to the Separation, we relied on certain financial information and resources of Air Products to manage specific aspects of our business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as Board of Directors and internal audit, which includes Sarbanes-Oxley compliance. In conjunction with the Separation, we revised and adopted policies, as needed, to meet all regulatory requirements applicable to us as a stand-alone public company. We continue to review and document our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness. These efforts may lead to additional changes in our internal controls over financial reporting.

We continue to work on implementation of a series of changes to our information technology environment, which includes our financial reporting systems, to support the separate financial reporting requirements of Versum Materials, Inc. There were no other changes in our internal control over financial reporting during fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Versum Materials, Inc.:

We have audited Versum Materials Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Versum Materials Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Versum Materials Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Versum Materials Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2017 and our report dated November 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Philadelphia, Pennsylvania
November 22, 2017

Item 9B. Other Information

None

Part III

In accordance with General Instruction G(3) of Form 10-K, certain information required by this Part III is incorporated by reference to the definitive proxy statement relating to our 2017 Annual Meeting of Stockholders (“Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2017.

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this annual report:

(1) The Company’s 2017 consolidated financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

(2) Financial Statement Schedules - the following additional information should be read in conjunction with the consolidated financial statements in the Company’s 2017 consolidated financial statements.

Schedule II Valuation and Qualifying Accounts for the three fiscal years ended September 30, 2017.

All other schedules are omitted because the required matter or conditions are not present or because the information required by the Schedules is submitted as part of the consolidated financial statements and notes thereto.

(3) Exhibits - the exhibits filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1
Separation Agreement by and between Air Products and Chemicals, Inc. and Versum Materials, Inc., dated September 29, 2016 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

3.1
Amended and Restated Certificate of Incorporation of Versum Materials, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Versum Materials, Inc., filed on December 21, 2016)

3.2	Amended and Restated By-Laws of Versum Materials, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Versum Materials, Inc., filed on December 21, 2016)
4.1
Indenture, dated September 30, 2016, among Versum Materials, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

4.2	Form of 2024 Note (included in Exhibit 4.1 above)
10.1
Transition Services Agreement by and between Air Products and Chemicals, Inc. and Versum Materials, Inc., dated September 29, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.2
Tax Matters Agreement by and between Air Products and Chemicals, Inc. and Versum Materials, Inc., dated September 29, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.3
Employee Matters Agreement by and between Air Products and Chemicals, Inc. and Versum Materials, Inc., dated September 29, 2016 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.4
Intellectual Property Cross-License Agreement by and between Air Products and Chemicals, Inc. and Versum Materials U.S., LLC, dated September 29, 2016 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.5
Credit Agreement, dated as of September 30, 2016, among Versum Materials, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent, collateral agent, swingline lender and an L/C issuer (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.6
First Amendment to Credit Agreement, dated as of October 10, 2017, among Versum Materials, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 10, 2017)

10.7
Guarantee Agreement, dated as of September 30, 2016, among Versum Materials, Inc., the subsidiary guarantors party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.8
Security Agreement, dated as of September 30, 2016, among Versum Materials, Inc., the subsidiary guarantors party thereto and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)

10.9#	Versum Materials, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)
10.10#	Versum Materials, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)
10.11#	Versum Materials Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)
10.12#	Form Employment Agreement - Designated Executive Officers (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)
10.13#	Form Employment Agreement - Other Executive Officers (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)
10.14#	Form of Founders Grants Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Versum Materials, Inc., filed on November 4, 2016)
10.15*#	Market-Based Restricted Stock Unit Award Agreement
10.16*#	Performance-Based Restricted Stock Unit Award Agreement
10.17#	Versum Materials Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Versum Materials, Inc., filed on December 21, 2016)
21*	List of Subsidiaries of Versum Materials, Inc.
23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer of Versum Materials, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer of Versum Materials, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
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

Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUM MATERIALS, INC.

By:	/s/ Guillermo Novo
Guillermo Novo
President and Chief Executive Officer
Date:	November 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Seifi Ghasemi	Chairman of the Board of Directors	November 22, 2017
Seifi Ghasemi

/s/ Guillermo Novo	President and Chief Executive Officer and Director	November 22, 2017
Guillermo Novo	(Principal Executive Officer)

/s/ George G. Bitto	Senior Vice President and Chief Financial Officer	November 22, 2017
George G. Bitto	(Principal Financial Officer)

/s/ Jessica Feather-Bowman	Controller and Principal Accounting Officer	November 22, 2017
Jessica Feather-Bowman	(Principal Accounting Officer)

/s/ Jacques Croisetière	Director	November 22, 2017
Jacques Croisetière

/s/ Yi Hyon Paik	Director	November 22, 2017
Yi Hyon Paik

/s/ Thomas J. Riordan	Director	November 22, 2017
Thomas J. Riordan

/s/ Susan C. Schnabel	Director	November 22, 2017
Susan C. Schnabel

/s/ Alejandro D. Wolff	Director	November 22, 2017
Alejandro D. Wolff