Form 10-Q
period 2017-12-31
Versum Materials, Inc.
filed 2018-02-08
CIK 1660690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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

At January 26, 2018, 108,934,561 shares of common stock, par value $1.00 per share, were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Versum Materials, Inc.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2017	2016
(In millions, except per share data)
Sales	$330.8	$270.8
Cost of sales	191.6	150.9
Selling and administrative	35.3	30.2
Research and development	12.7	10.3
Business separation, restructuring and cost reduction actions	1.8	3.2
Other (income) expense, net	0.5	(2.9)
Operating Income	88.9	79.1
Interest expense	11.3	11.5
Write-off of financing costs	2.1	—
Income Before Taxes	75.5	67.6
Income tax provision	54.9	15.3
Net Income	20.6	52.3
Less: Net Income Attributable to Non-Controlling Interests	2.0	1.5
Net Income Attributable to Versum	$18.6	$50.8
Net income attributable to Versum per common share:
Basic	$0.17	$0.47
Diluted	$0.17	$0.47
Shares used in computing per common share amounts:
Basic	108.9	108.7
Diluted	109.7	109.2

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2017	2016
(In millions)
Net Income	$20.6	$52.3
Other Comprehensive Income (Loss), net of tax
Translation adjustments, net	19.7	(30.1)
Gain from hedging activities	0.1	—
Pension activity, net of tax of $0 and $1.5, respectively	—	(5.5)
Total Other Comprehensive Income (Loss)	19.8	(35.6)
Comprehensive Income	40.4	16.7
Net Income Attributable to Non-controlling Interests	2.0	1.5
Other Comprehensive Income (Loss) Attributable to Non-controlling Interests	0.7	(1.0)
Comprehensive Income Attributable to Versum	$37.7	$16.2

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2017	September 30, 2017
(In millions, except share data)
Assets
Current Assets
Cash and cash items	$278.3	$271.4
Trade receivables, net	157.7	145.3
Inventories	165.3	151.6
Contracts in progress, less progress billings	24.5	15.6
Prepaid expenses	17.4	12.2
Other current assets	9.1	10.8
Total Current Assets	652.3	606.9
Plant and equipment:
Plant and equipment, at cost	998.0	955.2
Less: accumulated depreciation	641.1	624.9
Plant and equipment, net	356.9	330.3
Goodwill	185.7	182.6
Intangible assets, net	68.9	70.8
Other noncurrent assets	58.3	56.2
Total Noncurrent Assets	669.8	639.9
Total Assets	$1,322.1	$1,246.8
Liabilities and Stockholders’ Equity
Current Liabilities
Payables and accrued liabilities	$100.5	$120.8
Accrued income taxes	51.7	31.4
Current portion of long-term debt	5.8	5.8
Total Current Liabilities	158.0	158.0
Long-term debt	977.1	977.0
Noncurrent income tax payable	43.4	—
Deferred tax liabilities	30.0	37.3
Other noncurrent liabilities	53.9	49.9
Total Noncurrent Liabilities	1,104.4	1,064.2
Total Liabilities	1,262.4	1,222.2
Commitments and Contingencies - See Note 14
Stockholders’ Equity (Deficit)
Common stock (par value $1 per share; 250,000,000 shares authorized; outstanding 108,928,208 and 108,736,979 at December 31, 2017 and September 30, 2017, respectively)	108.9	108.8
Capital in excess of par	—	4.8
Accumulated deficit	(87.2)	(105.2)
Accumulated other comprehensive income (loss)	0.7	(18.4)
Total Versum’s Stockholders’ Equity (Deficit)	22.4	(10.0)
Non-controlling Interests	37.3	34.6
Total Stockholders’ Equity	59.7	24.6
Total Liabilities and Stockholders’ Equity	$1,322.1	$1,246.8
The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2017	2016
(In millions)
Operating Activities
Net income	$20.6	$52.3
Less: Net income attributable to non-controlling interests	2.0	1.5
Net income attributable to Versum	18.6	50.8
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	11.6	10.9
Deferred income taxes	(7.5)	1.7
Gain on sale of assets	(0.3)	(0.2)
Share-based compensation	2.4	1.6
Other adjustments	(4.9)	(1.1)
Working capital changes that provided (used) cash:
Trade receivables	(10.1)	(8.6)
Inventories	(9.7)	(1.3)
Contracts in progress, less progress billings	(7.6)	2.4
Payables and accrued liabilities	(22.4)	19.2
Accrued income taxes	60.2	10.2
Other working capital	8.8	4.2
Cash Provided by Operating Activities	39.1	89.8
Investing Activities
Additions to plant and equipment	(28.7)	(9.6)
Proceeds from sale of assets and investments	0.4	0.8
Cash Used for Investing Activities	(28.3)	(8.8)
Financing Activities
Payments on long-term debt	(1.4)	(1.4)
Debt issuance costs	—	(1.7)
Dividends paid to shareholders	(5.5)	—
Other financing activity	(1.6)	0.1
Cash Used for Financing Activities	(8.5)	(3.0)
Effect of Exchange Rate Changes on Cash	4.6	(4.9)
Increase in Cash and Cash Items	6.9	73.1
Cash and Cash items-Beginning of Year	271.4	105.6
Cash and Cash items-End of Period	$278.3	$178.7
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on debt	$4.9	$4.9
Cash paid for taxes	2.3	2.4
The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Capital in Excess of Par	Accumulated Deficit	Air Products’ Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Versum’s Stockholders’ Equity (Deficit)	Non-controlling Interests	Total
(In millions)
Balance, September 30, 2016	$—	$—	$—	$(127.3)	$(10.0)	$(137.3)	$33.9	$(103.4)
Net income	—	—	50.8	—	—	50.8	1.5	52.3
Net Transfer to Air Products	—	—	(292.1)	135.4	(1.8)	(158.5)	—	(158.5)
Reclassification of Air Products' net investment to additional paid in capital	—	8.1	—	(8.1)	—	—	—	—
Issuance of common stock at separation	108.7	—	—	—	—	108.7	—	108.7
Other comprehensive loss	—	—	—	—	(32.8)	(32.8)	(1.0)	(33.8)
Share-based compensation	—	0.5	—	—	—	0.5	—	0.5
Balance, December 31, 2016	$108.7	$8.6	$(241.3)	$—	$(44.6)	$(168.6)	$34.4	$(134.2)

Balance, September 30, 2017	$108.8	$4.8	$(105.2)	$—	$(18.4)	$(10.0)	$34.6	$24.6
Net income	—	—	18.6	—	—	18.6	2.0	20.6
Cash dividend paid	—	(4.9)	(0.6)	—	—	(5.5)	—	(5.5)
Issuance of common stock through shared based compensation plans	0.1	—	—	—	—	0.1	—	0.1
Other comprehensive income	—	—	—	—	19.1	19.1	0.7	19.8
Share-based compensation	—	0.1	—	—	—	0.1	—	0.1
Balance, December 31, 2017	$108.9	$—	$(87.2)	$—	$0.7	$22.4	$37.3	$59.7

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

In September 2016, Versum Materials, Inc. was formed and after its Separation from Air Products on October 1, 2016, Versum began operating as an independent public company with its common stock listed under the symbol “VSM” on the New York Stock Exchange.

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

The financial statements are unaudited and should be read in conjunction with the Annual Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K for our fiscal year ended September 30, 2017. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all adjustments have been included to provide a fair statement of the results for the reporting periods presented. All significant inter-company accounts and transactions have been eliminated. The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results of operations for the full year.

Accounting Policies

The policies used in preparing the Consolidated Financial Statements are the same as those used in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017. There have been no significant changes to these accounting policies during the three months ended December 31, 2017.

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

2.NEW ACCOUNTING GUIDANCE

Accounting Guidance Implemented

Goodwill Impairment

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the test for goodwill impairment, which removes certain steps from the goodwill impairment test. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the standard effective October 1, 2017. The adoption did not have a material impact on the Consolidated Financial Statements.

Measurement of Inventory

In July 2015, the FASB issued guidance to simplify the measurement of inventory recorded using either the first-in, first-out (“FIFO”) or average cost basis by changing the subsequent measurement guidance from lower of cost or market to the lower of cost or net realizable value. Inventory measured using last-in, first-out (“LIFO”) is not impacted. The Company adopted the standard effective October 1, 2017. This guidance did not have a significant impact on our Consolidated Financial Statements.

New Accounting Guidance to be Implemented

Net Periodic Pension Costs

In March 2017, the FASB issued guidance which requires an entity to report the service cost component of pension expense in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The components of the net (benefit) cost are shown in Note 10, Retirement Benefits. The Company is currently evaluating the impact of adopting this guidance.

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

Leases

In February 2016, the FASB issued guidance which requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, including operating leases, with a term in excess of 12 months. The guidance also expands the quantitative and qualitative disclosure requirements. The guidance is effective in fiscal year 2020, with early adoption permitted, and must be applied using a modified retrospective approach. The Company is currently the lessee under various agreements for distribution equipment, vehicles and buildings that are currently accounted for as operating leases. The new guidance requires the lessee to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations. We are currently evaluating the impact of adopting this new guidance on our Consolidated Financial Statements.

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

3.BUSINESS SEPARATION, RESTRUCTURING AND COST REDUCTION ACTIONS

The charges we record for business restructuring and cost reduction actions have been excluded from segment operating income.

During the three months ended December 31, 2017, we recognized a net charge of $1.8 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

During the three months ended December 31, 2016, we recognized a net charge of $3.2 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

The following table summarizes the carrying amount of the accrual for the business realignment and reorganization at December 31, 2017:

	Severance and Other Benefits	Total
(In millions)
Balance, September 30, 2017	$4.2	$4.2
Current Period Charge	0.2	0.2
Cash Payments	(1.1)	(1.1)
Balance, December 31, 2017	$3.3	$3.3

4.INVENTORIES

The components of inventories are as follows:

	December 31, 2017	September 30, 2017
(In millions)
Inventories at FIFO cost
Finished goods	$95.1	$87.6
Work in process	23.2	20.3
Raw materials, supplies and other	56.0	52.5
	174.3	160.4
Less: Excess of FIFO cost over LIFO cost	(9.0)	(8.8)
Inventories	$165.3	$151.6

FIFO cost approximates replacement cost.

5.GOODWILL

Changes to the carrying amount of goodwill by segment are as follows:

	Materials	Delivery Systems and Services	Total
(In millions)
Balance, September 30, 2017	$165.3	$17.3	$182.6
Currency translation adjustment	2.7	0.4	3.1
Balance, December 31, 2017	$168.0	$17.7	$185.7

Goodwill is subject to impairment testing in the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of goodwill might not be recoverable. There were no events or circumstances indicating that goodwill might be impaired at December 31, 2017.

6.DEBT

Components of Debt

	December 31, 2017	September 30, 2017
(In millions)
Short-term borrowings(A)	$—	$—
Current portion of long-term debt	5.8	5.8
Long-term debt	977.1	977.0
Total Debt	$982.9	$982.8

(A)	Represents borrowing under foreign lines of credit by non-U.S. subsidiaries which are short term in nature. Availability under these lines of credit at December 31, 2017 is $20.7 million.

Long-term debt

	December 31, 2017	September 30, 2017
(In millions)
Term loan facility under Credit Agreement	$567.8	$569.3
Revolving facility under Credit Agreement	—	—
5.500% Senior Notes due 2024	425.0	425.0
Total debt	992.8	994.3
Less debt discount	2.1	2.5
Less deferred debt costs	7.8	9.0
Less current portion of long-term debt	5.8	5.8
Long-term debt payable after one year	$977.1	$977.0

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

Borrowings under the Term Facility bore interest at a rate of either LIBOR (adjusted for statutory reserve requirements), subject to a minimum floor of 0.75%, plus a margin of 2.50% or an alternate base rate, subject to a minimum floor of 1.75%, plus a margin of 1.50%. On October 10, 2017, Versum amended its Credit Agreement. The amendment decreased the interest rate on borrowings under the Term Facility to LIBOR plus a margin of 2.00%, or an alternate base rate plus a margin of 1.00% (effective rate of 3.69% as of December 31, 2017). The amendment removed the minimum floor on LIBOR and the alternate base rate. If our total leverage ratio is equal to or less than 2.00:1.00 (calculated without any netting of cash on hand) the interest rate will decrease further to LIBOR plus a margin of 1.75%, or an alternate base rate plus a margin of 0.75%.The Term Facility matures on September 30, 2023, and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Facility, with the balance payable on September 30, 2023.

Borrowings under the Revolving Facility bear interest initially at a rate of either LIBOR (adjusted for statutory reserve requirements) plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%, and after delivery of the financial statements for the first full fiscal quarter, subject to a 0.25% margin reduction based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period. A commitment fee of 0.375% initially, subject to a reduction to 0.25% based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period after delivery of the financial statements for the first full fiscal quarter, on the unused portion of the Revolving Facility is payable quarterly in arrears. Letter of credit fees are payable on outstanding letters of credit under the Revolving Facility, and fronting fees equal to a percentage to be agreed with each issuing bank (not to exceed 0.125%) are payable to the issuing banks. The Revolving Facility matures on September 30, 2021. A maximum first lien net leverage ratio covenant (total debt net of cash on hand to total adjusted EBITDA) of 3.25:1.00 will apply if we draw upon the Revolving Facility. As of December 31, 2017, we had availability of $200 million under the Revolving Facility.

The Credit Agreement, as amended, provides that, commencing with Versum’s fiscal year ending on September 30, 2017, a percentage of excess cash flow ranging from 0% to 50%, depending on the first lien net leverage ratio, is required to be used to prepay the Term Facility. As of December 31, 2017, there was no requirement to prepay due to excess cash flows.

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

Versum may, at its option, redeem some or all of the Notes during such times and at such prices as described in the Indenture governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption.

The agreements governing our indebtedness contain a number of affirmative and negative covenants. We were in compliance with all of our covenants at December 31, 2017.

7.INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the U.S. Certain provisions of the Tax Act are effective for the Company’s fiscal year 2018, whereas other provisions of the Tax Act will not apply to the Company until the Company’s fiscal year 2019.

For fiscal year 2018, Versum’s statutory U.S. federal income tax rate is expected to be 24.5%, which represents a blending of the 35.0% statutory rate under prior law and the new 21.0% statutory rate effective January 1, 2018, prorated based on the number of days during the Company’s current fiscal year that each rate was effective. For fiscal years 2019 and later, the Company’s statutory U.S. federal income tax rate will be 21.0%.

As a result of the Tax Act, during the quarter the Company recorded a provisional net one-time charge of $37.6 million. This charge is comprised of a $49.0 million charge for federal and state taxes on the mandatory deemed repatriation of certain of the Company’s foreign accumulated earnings. We expect to elect to pay the federal portion of the resulting liability over the eight year period provided in the Tax Act, with $3.8 million of the federal liability payable in connection with our fiscal year 2018. The deemed repatriation charge was partially offset by an $11.4 million tax benefit related to the estimated revaluation of the Company’s deferred tax assets and liabilities using the U.S. statutory federal and state income tax rates that are anticipated to apply when the deferred tax assets and liabilities will become current and the impact of compensation related charges under the Tax Act on deferred taxes.

The methodology used in calculating these provisional items incorporates assumptions about required tax adjustments to book earnings, foreign taxes paid, future executive compensation levels, estimated temporary book to tax differences, pending guidance and other items. We will continue to obtain information, actively monitor developments, complete our tax compliance cycles, analyze and review the available information, and expect to adjust the provisional tax accrual consistent with the SEC’s Staff Accounting Bulletin No. 118.

Beginning in the Company’s fiscal year 2019, Versum’s U.S. interest expense deductions will be limited to 30.0% of the Company’s U.S. adjusted taxable income, as defined in the Tax Act. Any deduction limited by this provision could be carried forward. In addition, certain international and executive compensation provisions in the Tax Act will not apply to us until our fiscal year 2019.

Versum records U.S. income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. As a result, foreign withholding tax cost of $1.2 million was recognized.

8.FINANCIAL INSTRUMENTS

We enter into forward exchange contracts to hedge the fair value exposure on inter-company loans. During the three months ended December 31, 2017, this portfolio of forward exchange contracts consisted primarily of Japanese Yen and U.S. Dollars as well as Euros and U.S. Dollars. During the three months ended December 31, 2016, this portfolio of forward exchange contracts consisted primarily of Korean Won and U.S. Dollars as well as Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding at December 31, 2017 and 2016 was approximately 9 months. At December 31, 2017 and September 30, 2017, the total notional principal amount of our outstanding hedge contracts was $32.1 million and $158.4 million, respectively.

As of December 31, 2017 and September 30, 2017, there were no derivatives designated as hedging instruments. The tables below summarize the fair values of our derivatives not designated as hedging instruments and balance sheet location of these outstanding derivatives:

	December 31, 2017
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$0.3	Payables and accrued liabilities	$0.1

	September 30, 2017
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$0.9	Payables and accrued liabilities	$1.5

Refer to Note 9, Fair Value, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our forward contracts:

(In millions)	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Forward Exchange Contracts, net of tax:
Net loss recognized in other (income) expense, net(A)	$—	$0.2

(A)
The impact of the non-designated hedges noted above was largely offset by gains and losses resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

9.FAIR VALUE

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

The methods and assumptions used to measure the fair value of financial instruments are as follows:

Derivatives

The fair value of our forward exchange contracts is quantified using the income approach and are based on estimates using standard pricing models. These models take into account the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. The computation of the fair values of these instruments is generally performed by the Company. These standard pricing models utilize inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. Therefore, the fair value of our derivatives is classified as a level 2 measurement.

Refer to Note 8, Financial Instruments, for a description of derivative instruments, including details on the balance sheet line classifications.

Long-term Debt

The fair value of our Senior Notes is based primarily on quoted market prices reported on or near the respective balance sheet date and is therefore level 1. The fair value of our Term Facility debt is based on estimates using standard pricing models that take into account the value of future cash flows as of the balance sheet date, discounted to a present value using market based assumptions including published interest rates. This standard valuation model utilizes observable market data therefore, the fair value of our debt is classified as a level 2 measurement.

The carrying values and fair values of our derivatives and debt are as follows:

	December 31, 2017		September 30, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
(In millions)
Assets
Forward Exchange Contracts	$0.3	$0.3	$0.9	$0.9

Liabilities
Forward Exchange Contracts	$0.1	$0.1	$1.5	$1.5
Long-term Debt
Senior Notes	$456.9	$425.0	$450.5	$425.0
Term Facility	571.7	567.8	575.7	569.3
Total Long-term Debt	$1,028.6	$992.8	$1,026.2	$994.3

The carrying amounts reported in the consolidated balance sheet for cash and cash items, short-term investments, trade receivables, payables and accrued liabilities, and accrued income taxes approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

10.RETIREMENT BENEFITS

Defined Benefit Pensions

Our plans provide certain international employees in Germany, Korea and Taiwan various pension benefits. Charges to expense are based upon actuarial analysis.

The components of net periodic pension costs for Versum’s defined benefit pension plans are as follows:

	Three Months Ended December 31,
	2017	2016
(In millions)
Service cost	$0.5	$0.6
Interest cost	0.2	0.1
Actuarial loss amortization	—	0.1
Net periodic pension cost	$0.7	$0.8

Defined Contribution Plan

Versum provides benefits for all U.S. employees and certain non-U.S. employees under a Versum defined contribution plan.

The following table summarizes our defined contribution expense:

	Three Months Ended December 31,
	2017	2016
(In millions)
Defined contribution expense	$2.1	$1.9

11.SHARE-BASED COMPENSATION

In accordance with the Employee Matters Agreement entered into between Versum and Air Products on September 29, 2016 in connection with the Separation, all share-based compensation awards previously granted to Versum employees under

Air Products’ Long-Term Incentive Plan that were outstanding on October 1, 2016, other than restricted stock, were adjusted and converted into Versum equity with substantially the same terms and conditions as the original Air Products awards. To preserve the aggregate intrinsic value of these share-based compensation awards, as measured immediately before and immediately after the Separation. The converted awards will continue to vest over the original vesting period defined at the grant date.

Versum was allocated share-based compensation expense associated with its employees based on these adjusted and converted share-based compensation awards. As a result of the conversion, we have the following outstanding share-based compensation awards: (a) stock options; (b) time-based restricted stock units; and (c) market-based restricted stock units.

During the three months ended December 31, 2016, under the Versum Long-Term Incentive Plan we made a one-time Founders grant of time-based restricted stock units. In addition, during the three months ended December 31, 2017 and 2016 we granted annual awards of market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue new shares upon the payout of restricted stock units and the exercise of stock options. As of December 31, 2017, there were 3.2 million shares available for future grant under the Versum Long-Term Incentive Plan.

Share-based compensation awards cost recognized in the consolidated income statement is summarized below:

	Three Months Ended December 31,
	2017	2016
(In millions)
Before-Tax Share-Based Compensation Award Cost	$2.4	$1.6
Income Tax Benefit	0.6	0.5
After-Tax Share-Based Compensation Award Cost	$1.8	$1.1

Before-tax share-based compensation award cost is primarily included in selling and administrative expense on our consolidated income statements.

Total before-tax share-based compensation award cost by type of program was as follows:

	Three Months Ended December 31,
	2017	2016
(In millions)
Restricted stock units	$2.3	$1.5
Stock options	—	0.1
Director awards	0.1	—
Before-Tax Share-Based Compensation Cost	$2.4	$1.6

Restricted Stock Units

Converted share-based compensation awards. As a result of the conversion in connection with the Separation described above, Versum executive officers and employees have outstanding time-based restricted stock units and market-based restricted stock units. These converted restricted stock units entitle the recipient to shares of common stock and accumulated dividends upon vesting. The payout of the converted market-based restricted stock units is conditioned on continued employment during a three year deferral period subject to payout upon death, disability, or retirement. The earn-out amount of these awards is based on a formula to be determined by the Versum Compensation Committee. The converted time-based restricted stock units vest four years after the grant date subject to payout upon death, disability or retirement. Upon involuntary termination without cause, a pro rata portion of restricted stock units will vest. Dividend equivalents are paid in cash and equal the dividends that would have accrued on a share of stock from the grant date to the vesting date.

New share-based compensation awards

During the three months ended December 31, 2017, under its Long-Term Incentive Plan Versum granted 200,088 market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. The performance-based restricted stock units are earned at the end of a performance period beginning October 1, 2017 and ending September 30, 2020, conditioned on the level of Versum’s total shareholder return in relation to a defined peer group over the three-year performance period. The performance-based market stock units are earned based on the percentage change in the price of Versum’s common stock over the performance period beginning October 1, 2017 and ending September 30, 2020.

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

Subject to the recipient’s continued employment, these restricted stock units granted in 2017 and 2016 generally vest on the date that the Versum Compensation Committee certifies the payout determination under the performance goals, which date must be within 90 days after the end of the performance period. Vesting is subject to certain exceptions in the event of involuntary termination by Versum, death, disability or retirement. Under GAAP, both the performance-based restricted stock units and performance-based market stock units are considered market-based awards. Upon vesting, restricted stock units represent the right to receive shares of our common stock. Dividend equivalent rights accrue for these awards, but do not vest unless the underlying awards vest.

The market-based restricted stock units awarded during the three months ended December 31, 2017 and 2016 had an estimated grant-date fair value of $50.18 and $29.68, respectively, per unit for the performance-based restricted stock units and $45.71 and $28.37, respectively, for the performance-based market stock units. The fair value of market-based restricted stock units was estimated using a Monte Carlo simulation model as these equity awards are tied to a market condition. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards.

We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period; however, expense recognition is accelerated for retirement eligible individuals who meet the requirements for vesting upon retirement.

The calculation of the fair value of market-based restricted stock units during the three months ended December 31, 2017 and 2016 used the following assumptions:

	Three Months Ended December 31,
	2017	2016
(In percentages)
Expected volatility	28.0%	28.7%
Risk-free interest rate	1.9%	1.4%
Expected dividend yield	0.5%	—%

A summary of restricted stock unit activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2017	1.1	$25.30
Granted	0.2	48.39
Paid out	(0.2)	29.68
Outstanding, December 31, 2017	1.1	$29.31

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	22.85
Granted	0.7	25.30
Paid out	(0.1)	15.55
Outstanding, December 31, 2016	1.1	$25.18

No cash payments were made for restricted stock units for the three months ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, there was $21.2 million and $21.0 million, respectively, of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 2.6 and 3.2 years, respectively. The total fair value of restricted stock units paid out during the three months ended December 31, 2017 and 2016, including shares vested in prior periods, was $5.0 million and $1.5 million, respectively.

Stock Options

We may grant awards of options to purchase common stock to executive officers and selected employees. All of our outstanding stock options are a result of the conversion in connection with the Separation as described above. The exercise price of stock options equals the market price of our stock on the date of the grant. Options generally vest incrementally over three years and remain exercisable for ten years from the date of grant.

During the three months ended December 31, 2017 and 2016, no stock options were granted.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2017	0.5	$18.55
Granted	—	—
Exercised	—	—
Outstanding, December 31, 2017	0.5	$18.56

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	18.37
Granted	—	—
Exercised	—	—
Outstanding, December 31, 2016	0.5	$18.36

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, December 31, 2017	5.4	$9.1
Exercisable, December 31, 2017	5.4	9.1

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, December 31, 2016	6.1	$5.1
Exercisable, December 31, 2016	6.0	5.1

The aggregate intrinsic value represents the amount by which our closing stock price of $37.85 and $28.07 as of December 31, 2017 and 2016 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable.

The total intrinsic value of stock options exercised was zero during the three months ended December 31, 2017 and 2016.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of December 31, 2017 and 2016, there was $0.0 million and $0.1 million, respectively, of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of zero and 0.9 years, respectively.

Director Awards

Non-employee directors are granted equity awards under the Versum Long-Term Incentive Plan, with a grant date fair value of $100,000 annually. The grant date fair value per share is equal to the closing sales price of our common stock as reported on the New York Stock Exchange on the date of grant.

During the three months ended December 31, 2017 and 2016, $0.1 million and $0.0 million, respectively, in share-based compensation expense was recognized related to these awards.

12.STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

The table below summarizes changes in accumulated other comprehensive loss (AOCL), net of tax:

	Net income on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2017	$(0.2)	$(16.0)	$(2.2)	$(18.4)
Other comprehensive income before reclassifications	0.1	19.7	—	19.8
Net transfers from Air Products	—	—	—	—
Amounts reclassified from AOCL	—	—	—	—
Net current period other comprehensive income	0.1	19.7	—	19.8
Other comprehensive income attributable to non-controlling interest	—	0.7	—	0.7
Balance, December 31, 2017	$(0.1)	$3.0	$(2.2)	$0.7

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2016	$(0.2)	$(9.8)	$—	$(10.0)
Other comprehensive loss before reclassifications	(3.4)	(33.9)	—	(37.3)
Net transfers from Air Products	—	3.8	(5.6)	(1.8)
Amounts reclassified from AOCL	3.4	—	0.1	3.5
Net current period other comprehensive loss	—	(30.1)	(5.5)	(35.6)
Other comprehensive loss attributable to non-controlling interest	—	(1.0)	—	(1.0)
Balance, December 31, 2016	$(0.2)	$(38.9)	$(5.5)	$(44.6)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

	Three Months Ended December 31,
	2017	2016
(In millions)
Pension and Postretirement Benefits, net of tax(A)	$—	$0.1

(A)	The components include actuarial loss amortization and are reflected in net periodic benefit cost. Refer to Note 10, Retirement Benefits, for further information.

Cash Dividend

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. On October 31, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share, totaling $5.5 million, which was paid on November 27, 2017 to shareholders of record as of November 13, 2017.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

13.EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2017	2016
(In millions, except per share data)
Numerator
Net Income Attributable to Versum	$18.6	$50.8
Denominator
Weighted average number of common shares - Basic	108.9	108.7
Effect of dilutive securities
Employee stock option and other award plans	0.8	0.5
Weighted average number of common shares - Diluted	109.7	109.2

Earnings Per Common Share Attributable to Versum
Net Income Attributable to Versum - Basic	$0.17	$0.47
Net Income Attributable to Versum - Diluted	0.17	0.47

For the three months ended December 31, 2017 and 2016, outstanding share-based awards of 0.1 million and 0.2 million shares, respectively, were anti-dilutive and therefore excluded from the computation of diluted earnings per share.

14.COMMITMENTS AND CONTINGENCIES

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

Refer to Note 21 of "Notes to the Annual Consolidated Financial Statements" in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, for additional information regarding commitments and contingencies.

15.SEGMENT INFORMATION

We are comprised of two primary operating segments, Materials and Delivery Systems and Services, under which we manage our operations and assess performance, and a Corporate segment. Our segments are differentiated by the types of products sold.

Segment

	Three Months Ended December 31,
	2017	2016
(In millions)
Sales
Materials	$214.6	$208.0
Delivery Systems and Services	115.3	61.9
Corporate	0.9	0.9
Total	$330.8	$270.8
Operating Income (Loss)
Materials	$65.8	$72.9
Delivery Systems and Services	33.4	12.4
Corporate	(8.5)	(3.0)
Segment Total	$90.7	$82.3
Business separation, restructuring and cost reduction actions	(1.8)	(3.2)
Total	$88.9	$79.1

	December 31, 2017	September 30, 2017
(In millions)
Total Assets
Materials	$805.5	$773.8
Delivery Systems and Services	135.7	110.9
Corporate	380.9	362.1
Total	$1,322.1	$1,246.8

16.    SUBSEQUENT EVENT

Cash Dividend

On January 29, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share, to be paid on February 27, 2018 to shareholders of record as of February 13, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2017, included in our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by references to future periods, and include statements about the fiscal year 2018 outlook for Versum, and statements about our business strategies, operating plans, growth rates and prospects, sales expectations, future operating income and Adjusted EBITDA, estimates regarding future capital requirements and needs for additional financing, estimates of expenses and cost reduction efforts, estimates of future tax liability, our future operating results on a segment basis, our ability to execute on our strategy and deliver on our commitments to customers and stakeholders, estimates of the size of the market for our products, forecasted industry demand, estimates of the success of other competing technologies that may become available, our ability to successfully compete as a leading materials supplier to the semiconductor industry, and other matters. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target,” and similar expressions, among others, generally identify forward-looking statements, which are based on management’s reasonable expectations and assumptions as of the date the statements were made. Actual results and the outcomes of future events may differ materially from those expressed or implied in the forward-looking statements because of a number of risks and uncertainties, including, without limitation, product supply versus demand imbalances in the semiconductor industry or in certain geographic markets may decrease the demand for our goods and services; our concentrated customer base; our dependence upon the capital expenditure cycles of our customers; our ability to continue technological innovation and successfully introduce new products to meet the evolving needs of our customers; our ability to protect and enforce our intellectual property rights and to avoid violating any third party intellectual property or technology rights; unexpected interruption of or shortages in our raw material supply; inability of sole source, limited source or qualified suppliers to deliver to us in a timely manner or at all; hazards associated with specialty chemical manufacturing, such as fires, explosions and accidents, could disrupt our operations or the operations of our suppliers or customers; increased competition and new product development by our competitors, changing customer needs and price changes in materials and components could result in declining demand for our products; operational, political and legal risks of our international operations; recent changes in U.S. tax laws; the impact of changes in environmental and health and safety regulations, anticorruption enforcement, sanctions, import/export controls, tax and other legislation and regulations in jurisdictions in which Versum Materials and its affiliates operate; our available cash and access to additional capital may be limited by substantial leverage and debt service obligations; uncertainty regarding the availability of financing to us in the future and the terms of such financing; agreements governing our indebtedness may restrict our current and future operations, and hamper our ability to respond to changes or to take certain actions; government regulation of raw materials, products and facilities may impact our product manufacturing processes, handling, storage, transportation, uses and applications; possible liability for contamination, personal injury or third party impacts if hazardous materials are released into the environment; cyber security threats may compromise our data or disrupt our information technology applications or services; fluctuation of currency exchange rates; costs and outcomes of litigation or regulatory investigations; the timing, impact, and other uncertainties of future acquisitions or divestitures; restrictions in our governing documents and of Delaware law may prevent or delay an acquisition of us; our historical financial data as part of Air Products may not reflect what our financial results would have been had we been an independent company; increased costs as a separate public company; tax and other potential liabilities to Air Products assumed in connection with the separation and spin-off; restrictions against engaging in certain corporate transactions for two years following the separation and spin-off; potential conflicts of interest between us and Air Products by our directors and officers; potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements with respect to the separation and spin-off and related internal reorganization transactions; and other risk factors described in Part II, Item 1A, of this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and available on the Internet at www.sec.gov. Versum disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in assumptions, beliefs or expectations or any change in circumstances upon which any such forward-looking statements are based.

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

Our Markets

Our business is driven primarily by the demand for semiconductors for both logic and memory and to a lower extent, displays. Growth in mobile devices, cloud computing, connectivity and data monitoring and storage are driving increasing demand for semiconductors and displays into durable goods and other devices. This has resulted in increased correlation between semiconductor demand and global gross domestic product (“GDP”). In our Materials segment, demand for our products is correlated to the level of semiconductor production which in turn is correlated to general GDP. Demand for our products is further enhanced by participation in the advanced technologies and changing architecture of semiconductor devices. In our DS&S segment, product demand more closely follows the amount of capital investment for equipment and manufacturing capacity in the semiconductor industry and sales are impacted by our customers’ investment in new fabrication facilities or in refurbishing existing fabrication facilities.

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

For 2018, we expect semiconductor growth to be in the 5 to 7% range as measured by MSI (millions of square inches of silicon produced) and semiconductor capital spending, measured by WFE (wafer fab equipment spending) to be 3 to 5%.

We believe semiconductor growth will translate into strong demand for both new and legacy material products in our Materials segment. To take advantage of the strong market we expect to continue to innovate and increase manufacturing capability for our new products in our Advanced Materials product line. We expect to increase our investment to support organic growth to enhance our positions in key geographies such as Korea and China and improve our cost and capacity positions for key products in our Materials segment. We expect some headwinds from pricing and capacity constraints for certain products in our Process Materials product line.

We expect our DS&S segment to continue to grow based on the continued high level of industry capital spending, our position with key customers and the further development of the semiconductor market in China.

Performance Summary

First Quarter 2018 vs First Quarter 2017

•
Sales of $330.8 million increased $60.0 million, or 22.2%. Sales increased due to higher volumes of 24% offset by unfavorable price/mix of 3%. The increase in sales was attributable to robust growth in our DS&S segment with strong volume growth in Advanced Materials product lines with more modest volume growth in Process Materials product lines offset by unfavorable price/mix. Currency changes had a favorable impact on sales of 1%.

•
Operating income of $88.9 million increased $9.8 million, or 12.4%, due to higher volumes of $24 million and favorable separation, restructuring and cost reduction actions of $1 million partially offset by unfavorable Selling & Administrative and Research & Development (“SARD”) and other costs of $11 million and unfavorable gross profit impacts of $4 million. Operating income margin was 26.9%, down 230 basis points (“bp”).

•
Adjusted EBITDA of $102.3 million increased $9.1 million, or 9.8%, primarily due to higher volumes of $24 million partially offset by unfavorable SARD and other costs of $11 million and unfavorable gross profit impacts of $4 million. The major drivers of the improved performance were the strong volumes in both the DS&S and Materials coupled with modestly favorable currency were partially offset by unfavorable gross profit impacts in Materials and higher SARD and other costs to support growth and unfavorable foreign exchange impacts. Adjusted EBITDA margin was 30.9%, down 350 bp.

•	Cash flows from operations was $39.1 million, with cash used for capital spending of $28.7 million, including $11.5 million of capital spending related to one-time restructuring activities.

RESULTS OF OPERATIONS

Discussion of Consolidated Results - December 31, 2017 vs. December 31, 2016

	Three Months Ended December 31,
	2017	2016
(In millions)
Sales	$330.8	$270.8
Cost of sales	191.6	150.9
Selling and administrative	35.3	30.2
Research and development	12.7	10.3
Business separation, restructuring and cost reduction actions	1.8	3.2
Other (income) expense, net	0.5	(2.9)
Operating income	88.9	79.1
Interest expense	11.3	11.5
Write-off of financing costs	2.1	—
Income Before Taxes	75.5	67.6
Income tax provision	54.9	15.3
Net Income	20.6	52.3
Less: Net Income Attributable to Non-controlling Interests	2.0	1.5
Net Income Attributable to Versum	$18.6	$50.8
Non-GAAP Basis
Adjusted EBITDA	$102.3	$93.2

Three Months Ended December 31, 2017 vs. 2016

% Change from Prior Period
Three Months Ended December 31, 2017
Sales
Volume	24%
Price/mix	(3)%
Currency	1%
Total Versum Change	22%

Sales of $330.8 million increased $60.0 million, or 22.2%. Sales increased due to higher volumes of 24% partially offset by unfavorable price/mix of 3%. Currency changes had a favorable impact on sales of 1%. The Materials segment’s sales increased 3% led by strong volume growth in Advanced Materials and more modest growth in Process Materials due to capacity constraints partially offset by unfavorable price/mix. The DS&S segment’s sales increased 86% primarily driven by continued strong equipment and installation sales growth due to robust demand across all markets especially Korea and China.

Operating Income and Operating Margin

Operating income of $88.9 million increased $9.8 million, or 12.4%, due to higher volumes of $24 million and favorable separation, restructuring and cost reduction actions of $1 million partially offset by higher SARD and other costs of $11 million and unfavorable gross profit impacts of $4 million. Operating margin decreased 230 bp.

Cost of Sales and Gross Profit Margin

Cost of sales of $191.6 million increased $40.7 million, or 27.0%, as a result of higher delivery systems activity of $32 million and higher raw materials cost of $7 million due to higher volumes and higher costs of $2 million. Gross profit margin of 42.1% decreased by 220 bp primarily as a result of favorable volumes at a lower margin.

Selling and Administrative Expense

Selling and administrative expense of $35.3 million increased by $5.1 million. The increase was primarily due to increased staffing to support growth and becoming an independent company. Selling and administrative expense as a percent of sales decreased to 10.7% from 11.2%.

Research and Development

Research and development expense of $12.7 million increased $2.4 million, or 23.3%, due to increased spending following our prior year restructuring. Research and development expense as a percent of sales remained flat at 3.8%.

Business Separation, Restructuring and Cost Reduction Actions

During the three months ended December 31, 2017, we recognized a net charge of $1.8 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

Other (Income) Expense, Net

Items recorded to other (income) expense, net arise from transactions and events not directly related to our principal income earning activities.

Other income, net was $0.5 million for the three months ended December 31, 2017 compared to $2.9 million for the three months ended December 31, 2016. This change is mainly due to changes in foreign exchange on overseas cash holdings.

Interest Expense

Interest incurred decreased $0.2 million. The decrease was not significant.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 72.7% for the three months ended December 31, 2017 compared to 22.6% for the three months ended December 31, 2016. The change in effective tax rate was attributable primarily to (1) a one-time U.S. tax charge on the deemed mandatory repatriation of certain accumulated foreign earnings as a result of the newly-enacted Tax Act, (2) a one-time benefit for the revaluation of deferred tax assets and liabilities as a result of the tax rate and compensation related provisions in the Tax Act; (3) the reduction of US income taxes due to the Tax Act; and (4) the reduction in the benefits associated with foreign tax holidays. See Note 7, “Income Taxes”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We use non-GAAP measures to assess our operating performance by excluding certain disclosed items that we believe are not representative of our underlying business. Management may use these non-GAAP measures to evaluate our performance period over period and relative to competitors in our industry, to analyze underlying trends in our business, to establish operational budgets and forecasts or for incentive compensation purposes. We use Adjusted EBITDA to calculate performance-based cash bonuses and determine whether certain performance-based options and restricted stock units vest (as such cash bonuses, options and restricted stock units are tied to Adjusted EBITDA). Adjusted EBITDA is also used for certain covenants under our senior secured credit facilities. We use Segment Adjusted EBITDA as the primary measure to evaluate the ongoing performance of our business segments. We believe non-GAAP financial measures provide security analysts, investors and other interested parties with meaningful information to understand our underlying operating results and to analyze financial and business trends. Non-GAAP financial measures, including Adjusted EBITDA, should not be viewed in isolation, are not a substitute for GAAP measures, and have limitations which include but are not limited to:

•
Our measures exclude (1) expenses related to business separation, restructuring and cost reduction actions, as detailed in Note 3, “Business Separation, Restructuring and Cost Reduction Actions”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and (2) the write-off of financing costs, each of which we do not consider to be representative of our underlying business operations. However, these disclosed items represent costs to Versum.

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

Three Months Ended December 31, 2017 vs. 2016

Below is a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended December 31,
	2017	2016
(In millions, except percentages)
Net Income Attributable to Versum	$18.6	$50.8
Add: Interest expense	11.3	11.5
Add: Write-off of financing costs	2.1	—
Add: Income tax provision	54.9	15.3
Add: Depreciation and amortization	11.6	10.9
Add: Non-controlling interests	2.0	1.5
Add: Business separation, restructuring and cost reduction actions	1.8	3.2
Adjusted EBITDA	$102.3	$93.2
Adjusted EBITDA Margin	30.9%	34.4%
Change from prior year	$9.1
% change from prior year	9.8%

Adjusted EBITDA of $102.3 million increased $9.1 million, or 9.8%, primarily due to higher volumes of $24 million partially offset by unfavorable SARD and other costs of $11 million and unfavorable gross profit impacts of $4 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Three Months Ended December 31,
	2017	2016
(In millions)
Materials	$214.6	$208.0
DS&S	115.3	61.9
Corporate	0.9	0.9
Total Company Sales	$330.8	$270.8

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Three Months Ended December 31,
	2017	2016
(In millions, except percentages)
Materials
Operating income	$65.8	$72.9
Add: Depreciation and amortization	11.0	10.2
Segment Adjusted EBITDA	$76.8	$83.1
Segment Adjusted EBITDA margin(A)	35.8%	40.0%
DS&S
Operating income	$33.4	$12.4
Add: Depreciation and amortization	0.3	0.3
Segment Adjusted EBITDA	$33.7	$12.7
Segment Adjusted EBITDA margin(A)	29.2%	20.5%
Corporate
Operating loss	$(8.5)	$(3.0)
Add: Depreciation and amortization	0.3	0.4
Segment Adjusted EBITDA	$(8.2)	$(2.6)

Total Versum Adjusted EBITDA	$102.3	$93.2

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended December 31,
(In millions)	2017	2016
Operating Income
Segment total	$90.7	$82.3
Business separation, restructuring and cost reduction actions	(1.8)	(3.2)
Combined Total	$88.9	$79.1

Materials

% Change from Prior Period
Three Months Ended December 31, 2017
Sales
Volume	7%
Price/mix	(5)%
Currency	1%
Total Materials Sales Change	3%

Sales of $214.6 million increased $6.6 million, or 3.2%, primarily due to higher volumes of 7% and favorable currency impacts of 1%. The higher volumes of 7% were driven by strong growth in Advanced Materials with unfavorable price/mix offsetting more modest growth in Process Materials due to unfavorable product mix and capacity constraints. These increases were partially offset by unfavorable price/mix of 5%.

Operating income of $65.8 million decreased $7.1 million, or 9.7%, due to higher volumes of $3 million offset by unfavorable SARD costs of $5 million and unfavorable gross profit impacts of $5 million primarily from Process Materials carryover pricing impacts and higher raw material and third-party purchase costs.

Adjusted EBITDA of $76.8 million decreased $6.3 million, or 7.6%, due to higher volumes of $3 million offset by unfavorable SARD costs of $5 million in support of growth investments and expansion initiatives and unfavorable gross profit impacts of $4 million primarily from Process Materials carryover pricing impacts and higher raw material and third-party purchase costs. Adjusted EBITDA margin of 35.8% decreased 420 bp, primarily due to unfavorable SARD costs in part to support of our growth investments in Asia.

Delivery Systems and Services

% Change from Prior Period
Three Months Ended December 31, 2017
Sales
Volume	85%
Price/mix	—%
Currency	1%
Total DS&S Sales Change	86%

Sales of $115.3 million increased $53.4 million, or 86.3%, due to continued strong equipment and installation sales growth due to robust demand across all markets especially China and Korea.

Operating income of $33.4 million increased $21.0 million, or 169.4%, due to higher volumes of $21 million and favorable gross profit impacts of $1 million partially offset by unfavorable SARD costs of $1 million.

Adjusted EBITDA of $33.7 million increased $21.0 million, or 165.4%, due to higher volumes of $21 million and favorable gross profit impacts of $1 million partially offset by unfavorable SARD costs of $1 million. Adjusted EBITDA margin of 29.2% increased 870 bp.

Corporate

Operating loss of $8.5 million increased by $5.5 million, or 183.3%, primarily due to unfavorable foreign exchange impact on overseas cash holdings and higher corporate staffing associated with becoming an independent company.

Adjusted EBITDA loss of $8.2 million increased by $5.6 million, or 215.4%, primarily due to foreign exchange on overseas cash holdings and higher corporate staffing.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Separation we had received funding from Air Products for our operating and investing cash needs. Historically, a significant portion of our cash balances are generated by operating activities. Our primary sources of liquidity are cash on hand, which was $278.3 million at December 31, 2017, short-term investments, our cash flows from operations, our Revolving Facility and various non-U.S. credit facilities. We anticipate that our primary uses of cash will be for working capital, debt service, capital expenditures for expansion, productivity and maintenance, potential dividends, acquisitions and general corporate purposes. Our ability to fund these uses of liquidity also will often depend upon where we generate cash, our ability to reinvest in such countries and our ability to repatriate cash into the U.S. Our ability to fund operations and capital needs will depend upon our ongoing ability to generate cash from operations and access the capital markets. We believe that future cash from operations, our Revolving Facility, and access to capital markets will provide adequate resources to meet working capital needs, potential dividends, capital expenditures and strategic investments.

As of December 31, 2017, the majority of our cash and cash items of $278.3 million were held outside the U.S. If we elect to repatriate the foreign cash, we may be required to accrue and pay withholding taxes on a portion of these amounts. We do not expect the need to repatriate foreign cash to finance our U.S. operations and service our debt.

As of December 31, 2017, we had availability of $200.0 million under our Revolving Facility and approximately $20.7 million under our various non-US credit facilities.

As of December 31, 2017, we had $992.8 million of total debt. Our scheduled principal repayments on debt include $4.3 million due in 2018, $5.8 million due in 2019, $5.8 million due in 2020, $5.8 million due in 2021, $5.8 million due in 2022 and $965.3 million due thereafter. We were in compliance with all of our debt covenants at December 31, 2017, and we expect to remain in compliance with these covenants for at least the next twelve months.

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

For a summary of our Senior Credit Facilities and the Notes, see Note 6, “Debt”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

To take advantage of the continued strong market demand and the opportunity to drive organic growth, we anticipate increasing our capital expenditures in fiscal year 2018. This includes enhancing our research and manufacturing capabilities in key geographies such as Korea and China and improving our cost and capacity positions in certain Materials products.

In connection with the Tax Act, we recorded a provisional liability of $49.0 million for the Federal and State taxes on the mandatory deemed repatriation of certain foreign accumulated earnings. We expect our Federal and State cash taxes to increase $5.6 million in 2018, $3.8 million in 2019, $3.8 million in 2020, $3.8 million in 2021, $3.8 million in 2022 and $28.2 million thereafter.

Additionally, in support of finalizing our transition to an independent company, we expect to spend an additional $15-20 million of additional capital for relocating the remainder of our infrastructure and establishing our own IT systems during fiscal year 2018.

CASH FLOWS

Our cash flows provided by (used in) operating, investing, and financing activities as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended December 31,
	2017	2016
(In millions)
Operating activities	$39.1	$89.8
Investing activities	(28.3)	(8.8)
Financing activities	(8.5)	(3.0)

Operating Activities

For the three months ended December 31, 2017, cash provided by operating activities was $39.1 million. Net income attributable to Versum of $18.6 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, gain on sale of assets and share-based compensation expense. Working capital was a source of cash of $19.2 million. The change in working capital was primarily a result of an increase in accrued income taxes of $60.2 million largely attributable to a charge as a result of the Tax Act partially offset by a decrease in payables and accrued liabilities due to year-end payment of incentive compensation and an increase in trade receivables due to increased sales activity and period over period timing differences related to collections.

For the three months ended December 31, 2016, cash provided by operating activities was $89.8 million. Net income attributable to Versum of $50.8 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, gain on sale of assets and share-based compensation expense. Working capital was a source of cash of $26.1 million. The change in working capital was primarily a result of an increase in trade payables and accruals of $19.2 million related to the Separation.

Investing Activities

For the three months ended December 31, 2017, cash used by investing activities was $28.3 million primarily due to spending for plant and equipment. For the three months ended December 31, 2016, cash used in investing activities was $8.8 million primarily due to spending for plant and equipment.

Capital expenditures in the three months ended December 31, 2017 totaled $28.7 million, including $11.5 million of capital spending related to one-time restructuring activities, compared to $9.6 million in the three months ended December 31, 2016. The increase in capital expenditures of $19.1 million for the period was primarily due to restructuring capital expenditures associated with the relocation of our research and development activities and ERP project spending.

Financing Activities

For the three months ended December 31, 2017, cash used for financing activities was $8.5 million primarily due to the payment of long-term debt and a dividend to shareholders. For the three months ended December 31, 2016, cash used for financing activities was $3.0 million primarily due to the payment of long-term debt and debt issuance costs.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations.

As of December 31, 2017, our unconditional purchase obligations have increased to $53.0 million since September 30, 2017. This increase of $22.7 million from September 30, 2017 is primarily additional costs for the set-up of the stand-alone IT infrastructure.

Other than noted above, there have been no material changes to contractual obligations since September 30, 2017.

LONG-TERM EMPLOYEE BENEFITS

Refer to Note 10, “Retirement Benefits”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we did not have any off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

There have been no material changes to related party transactions since September 30, 2017.

INFLATION

We operate in many countries that experience volatility in inflation and foreign exchange rates. The ability to pass on inflationary cost increases is an uncertainty due to general economic conditions and competitive situations. It is estimated that the cost of replacing our plant and equipment today is greater than its historical cost.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017. During the three months ended December 31, 2017, there have been no significant changes in our critical accounting policies as reported in our 2017 Annual Report on Form 10-K.

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

We address these financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Counterparties to all derivative contracts are major financial institutions, thereby minimizing the risk of credit loss. All instruments are entered into for other than trading purposes. For details on the types and use of these derivative instruments, see Note 8, Financial Instruments, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

Our derivative and other financial instruments consist of foreign exchange-forward contracts and long-term debt (including current portion). The net market value of these financial instruments combined is referred to below as the net financial instrument position and is disclosed in Note 9, Fair Value, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At December 31, 2017, the net financial instrument position was a liability of $1.0 billion.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. Our fixed rate debt consists of senior notes and our variable rate debt consists of term loans under our Term Facility. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and the fair value of the instrument.

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt assumes an instantaneous 100 bp move in interest rates from the level at December 31, 2017, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $25.3 million in the fair value of our fixed rate debt at December 31, 2017.

Based on the variable-rate debt balance at December 31, 2017, a 100 bp increase in interest rates would result in an additional $5.7 million of interest incurred per year at the end of December 31, 2017.

Foreign Currency Exchange Rate Risk

Our earnings, cash flows, and financial position are exposed to market risks relating to foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.

The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at December 31, 2017, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $3.2 million in the net asset position of financial instruments at December 31, 2017.

We enter into forward exchange contracts to hedge the cash flow exposure on intercompany loans. The primary currency pairs for which we have exchange rate exposure are Japanese Yen and U.S. Dollars as well as Euros and U.S. Dollars. There is fair value exposure related to all of the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and materially equal to the impact on the instruments in the analysis.

Approximately 58% of Versum’s sales are denominated in currencies other than the U.S. dollar. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during the three months ended December 31, 2017, the operating income would be negatively impacted by approximately $5.1 million.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures and to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We continue to work on implementation of a series of changes to our information technology environment, which includes our financial reporting systems, to support the separate financial reporting requirements of Versum Materials, Inc. There were no other material changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 14, “Commitments and Contingencies”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017.

Item 1A. Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC. You should be aware that these risk factors and other information may not describe every risk facing Versum. Other than as set forth below, there have been no material changes to the risk factors set forth in our Form 10-K filed with the SEC.

Recent changes in U.S. tax laws may have a material effect on our results of operations and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The changes included in the Tax Act are broad and complex. Although the Tax Act contains a reduction to the United States corporate income tax rate, it may negatively impact our ability to deduct interest expense, executive compensation, and other expenses, and our ability to utilize certain tax credits, among other things. The determination of our income tax provision requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws, including the Tax Act.  As rule making bodies and new legislation is enacted to interpret the Tax Act, these changes may require us to adjust our provisional charge and other tax estimates. Subsequent guidance, regulations or audits that differ from our prior interpretations and assumptions, or factors which were not anticipated at the time we estimated our tax provision, all could have a material adverse effect on our cash taxes, results of operations, and financial condition.

Item 6. Exhibits.

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

VERSUM MATERIALS, INC.

By:	/s/ George G. Bitto
George G. Bitto
Senior Vice President and Chief Financial Officer
Date:	February 8, 2018

By:	/s/ Jessica Feather-Bowman
Jessica Feather-Bowman
Controller and Principal Accounting Officer
Date:	February 8, 2018