Form 10-Q
period 2018-03-31
Versum Materials, Inc.
filed 2018-05-09
CIK 1660690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

At April 27, 2018, 108,943,401 shares of common stock, par value $1.00 per share, were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Versum Materials, Inc.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
(In millions, except per share data)
Sales	$340.7	$270.8	$671.5	$541.6
Cost of sales	195.9	154.5	387.5	305.4
Selling and administrative	36.6	29.5	71.9	59.7
Research and development	11.1	10.9	23.8	21.2
Business separation, restructuring and cost reduction actions	8.2	6.1	10.0	9.3
Other (income) expense, net	(0.5)	(0.1)	—	(3.0)
Operating Income	89.4	69.9	178.3	149.0
Interest expense	11.9	11.6	23.2	23.1
Write-off of financing costs	—	—	2.1	—
Income Before Taxes	77.5	58.3	153.0	125.9
Income tax provision	14.2	11.5	69.1	26.8
Net Income	63.3	46.8	83.9	99.1
Less: Net Income Attributable to Non-Controlling Interests	1.7	1.9	3.7	3.4
Net Income Attributable to Versum	$61.6	$44.9	$80.2	$95.7
Net income attributable to Versum per common share:
Basic	$0.57	$0.41	$0.74	$0.88
Diluted	$0.56	$0.41	$0.73	$0.88
Shares used in computing per common share amounts:
Basic	108.9	108.7	108.9	108.7
Diluted	109.7	109.3	109.8	109.2

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
(In millions)
Net Income	$63.3	$46.8	$83.9	$99.1
Other Comprehensive Income (Loss), net of tax
Translation adjustments, net	6.6	29.3	26.3	(0.8)
Gain from hedging activities	—	—	0.1	—
Pension activity, net of tax for the three and six months ended March 31, 2018 of $0 and for the three and six months ended March 31, 2017 of $0 and $1.5 million, respectively	—	(0.2)	—	(5.7)
Total Other Comprehensive Income (Loss)	6.6	29.1	26.4	(6.5)
Comprehensive Income	69.9	75.9	110.3	92.6
Net Income Attributable to Non-controlling Interests	1.7	1.9	3.7	3.4
Other Comprehensive Income (Loss) Attributable to Non-controlling Interests	0.9	2.4	1.6	1.4
Comprehensive Income Attributable to Versum	$67.3	$71.6	$105.0	$87.8

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	September 30, 2017
(In millions, except share data)
Assets
Current Assets
Cash and cash items	$254.4	$271.4
Trade receivables, net	165.9	145.3
Inventories	167.8	151.6
Contracts in progress, less progress billings	35.3	15.6
Prepaid expenses	18.0	12.2
Other current assets	10.4	10.8
Total Current Assets	651.8	606.9
Plant and equipment:
Plant and equipment, at cost	1,033.4	955.2
Less: accumulated depreciation	649.4	624.9
Plant and equipment, net	384.0	330.3
Goodwill	188.2	182.6
Intangible assets, net	67.3	70.8
Other noncurrent assets	54.1	56.2
Total Noncurrent Assets	693.6	639.9
Total Assets	$1,345.4	$1,246.8
Liabilities and Stockholders’ Equity
Current Liabilities
Payables and accrued liabilities	$75.8	$120.8
Accrued income taxes	46.5	31.4
Current portion of long-term debt	5.8	5.8
Total Current Liabilities	128.1	158.0
Long-term debt	976.1	977.0
Noncurrent income tax payable	29.0	—
Deferred tax liabilities	31.4	37.3
Other noncurrent liabilities	53.8	49.9
Total Noncurrent Liabilities	1,090.3	1,064.2
Total Liabilities	1,218.4	1,222.2
Commitments and Contingencies - See Note 14
Stockholders’ Equity (Deficit)
Common stock (par value $1 per share; 250,000,000 shares authorized; outstanding 108,943,401 and 108,815,330 at March 31, 2018 and September 30, 2017, respectively)	108.9	108.8
Capital in excess of par	—	4.8
Accumulated deficit	(28.2)	(105.2)
Accumulated other comprehensive income (loss)	6.4	(18.4)
Total Versum’s Stockholders’ Equity (Deficit)	87.1	(10.0)
Non-controlling Interests	39.9	34.6
Total Stockholders’ Equity	127.0	24.6
Total Liabilities and Stockholders’ Equity	$1,345.4	$1,246.8
The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2018	2017
(In millions)
Operating Activities
Net income	$83.9	$99.1
Less: Net income attributable to non-controlling interests	3.7	3.4
Net income attributable to Versum	80.2	95.7
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	23.9	21.8
Deferred income taxes	(4.5)	2.5
Gain on sale of assets	(0.3)	(0.4)
Share-based compensation	5.0	3.5
Other adjustments	(1.2)	(1.1)
Working capital changes that provided (used) cash:
Trade receivables	(16.9)	(32.0)
Inventories	(10.6)	(8.7)
Contracts in progress, less progress billings	(18.0)	7.4
Payables and accrued liabilities	(46.4)	(17.4)
Accrued income taxes	39.2	(1.9)
Other working capital	6.1	23.6
Cash Provided by Operating Activities	56.5	93.0
Investing Activities
Additions to plant and equipment	(65.1)	(20.2)
Proceeds from sale of assets	1.0	0.9
Cash Used for Investing Activities	(64.1)	(19.3)
Financing Activities
Payments on long-term debt	(2.9)	(2.9)
Short-term borrowings	—	1.5
Debt issuance costs	—	(1.7)
Dividends paid to shareholders	(10.9)	—
Dividends paid to non-controlling interests	—	(1.2)
Other financing activity	(2.8)	0.1
Cash Used for Financing Activities	(16.6)	(4.2)
Effect of Exchange Rate Changes on Cash	7.2	0.7
(Decrease) Increase in Cash and Cash Items	(17.0)	70.2
Cash and Cash items-Beginning of Year	271.4	105.6
Cash and Cash items-End of Period	$254.4	$175.8
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on debt	$21.8	$20.6
Cash paid for taxes	$37.0	$26.6
The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Capital in Excess of Par	Accumulated Deficit	Air Products’ Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Versum’s Stockholders’ Equity (Deficit)	Non-controlling Interests	Total
(In millions)
Balance, September 30, 2016	$—	$—	$—	$(127.3)	$(10.0)	$(137.3)	$33.9	$(103.4)
Net income	—	—	95.7	—	—	95.7	3.4	99.1
Net Transfer to Air Products	—	—	(291.0)	135.4	(2.1)	(157.7)	0.1	(157.6)
Reclassification of Air Products' net investment to additional paid in capital	—	8.1	—	(8.1)	—	—	—	—
Cash dividend declared	—	(5.4)	—	—	—	(5.4)	—	(5.4)
Issuance of common stock at separation	108.7	—	—	—	—	108.7	—	108.7
Issuance of common stock through shared based compensation plans	0.1	—	—	—	—	0.1	—	0.1
Other comprehensive loss	—	—	—	—	(5.8)	(5.8)	1.4	(4.4)
Share-based compensation	—	2.4	—	—	—	2.4	—	2.4
Dividends to non-controlling interests	—	—	—	—	—	—	(1.2)	(1.2)
Balance, March 31, 2017	$108.8	$5.1	$(195.3)	$—	$(17.9)	$(99.3)	$37.6	$(61.7)

Balance, September 30, 2017	$108.8	$4.8	$(105.2)	$—	$(18.4)	$(10.0)	$34.6	$24.6
Net income	—	—	80.2	—	—	80.2	3.7	83.9
Cash dividend paid	—	(7.7)	(3.2)	—	—	(10.9)	—	(10.9)
Issuance of common stock through shared based compensation plans	0.1	—	—	—	—	0.1	—	0.1
Other comprehensive income	—	—	—	—	24.8	24.8	1.6	26.4
Share-based compensation	—	2.9	—	—	—	2.9	—	2.9
Balance, March 31, 2018	$108.9	$—	$(28.2)	$—	$6.4	$87.1	$39.9	$127.0

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

The financial statements are unaudited and should be read in conjunction with the Annual Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K for our fiscal year ended September 30, 2017. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all adjustments have been included to provide a fair statement of the results for the reporting periods presented. All significant inter-company accounts and transactions have been eliminated. The results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the results of operations for the full year.

Accounting Policies

The policies used in preparing the Consolidated Financial Statements are the same as those used in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017. There have been no significant changes to these accounting policies during the three and six months ended March 31, 2018.

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

2.NEW ACCOUNTING GUIDANCE

Accounting Guidance Implemented

Income Taxes

In March 2018, the FASB issued guidance relative to Incomes Taxes (Topic 740) that adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our Consolidated Financial Statements as of March 31, 2018.

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

Revenue Recognition

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year, while providing the option to early adopt the standard on the original effective date. In December 2016 there were further updates to the original guidance that did not revise the effective date. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the standard effective October 1, 2018. The standard could impact the amount and timing of revenue that we recognize. We are currently evaluating the adoption alternatives and impact that this standard and related updates will have on our Consolidated Financial Statements.

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

During the three and six months ended March 31, 2018, we recognized a net charge of $8.2 million and $10.0 million, respectively. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

During the three and six months ended March 31, 2017, we recognized a net charge of $6.1 million and $9.3 million, respectively. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

The following table summarizes the carrying amount of the accrual for the business separation, restructuring and cost reduction actions at March 31, 2018:

Severance and Other Benefits
(In millions)
Balance, September 30, 2017	$4.2
Current Period Charge	0.2
Cash Payments	(1.3)
Balance, March 31, 2018	$3.1

4.INVENTORIES

The components of inventories are as follows:

	March 31, 2018	September 30, 2017
(In millions)
Inventories at FIFO cost
Finished goods	$98.0	$87.6
Work in process	18.0	20.3
Raw materials, supplies and other	60.8	52.5
	176.8	160.4
Less: Excess of FIFO cost over LIFO cost	(9.0)	(8.8)
Inventories	$167.8	$151.6

FIFO cost approximates replacement cost.

5.GOODWILL

Changes to the carrying amount of goodwill by segment are as follows:

	Materials	Delivery Systems and Services	Total
(In millions)
Balance, September 30, 2017	$165.3	$17.3	$182.6
Currency translation adjustment	5.2	0.4	5.6
Balance, March 31, 2018	$170.5	$17.7	$188.2

Goodwill is subject to impairment testing in the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of goodwill might not be recoverable. There were no events or circumstances indicating that goodwill might be impaired at March 31, 2018.

6.DEBT

Components of Debt

	March 31, 2018	September 30, 2017
(In millions)
Short-term borrowings(A)	$—	$—
Current portion of long-term debt	5.8	5.8
Long-term debt	976.1	977.0
Total Debt	$981.9	$982.8

(A)	Represents borrowing under foreign lines of credit by non-U.S. subsidiaries which are short term in nature. Availability under these lines of credit at March 31, 2018 is $20.8 million.

Long-term debt

	March 31, 2018	September 30, 2017
(In millions)
Term loan facility under Credit Agreement	$566.4	$569.3
Revolving facility under Credit Agreement	—	—
5.500% Senior Notes due 2024	425.0	425.0
Total debt	991.4	994.3
Less debt discount	2.0	2.5
Less deferred debt costs	7.5	9.0
Less current portion of long-term debt	5.8	5.8
Long-term debt payable after one year	$976.1	$977.0

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

Borrowings under the Term Facility bore interest at a rate of either LIBOR (adjusted for statutory reserve requirements), subject to a minimum floor of 0.75%, plus a margin of 2.50% or an alternate base rate, subject to a minimum floor of 1.75%, plus a margin of 1.50%. On October 10, 2017, Versum amended its Credit Agreement. The amendment decreased the interest rate on borrowings under the Term Facility to LIBOR plus a margin of 2.00%, or an alternate base rate plus a margin of 1.00% (effective rate of 4.30% as of March 31, 2018). The amendment removed the minimum floor on LIBOR and the alternate base rate. If our total leverage ratio is equal to or less than 2.00:1.00 (calculated without any netting of cash on hand) the interest rate will decrease further to LIBOR plus a margin of 1.75%, or an alternate base rate plus a margin of 0.75%. The Term Facility matures on September 30, 2023, and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Facility, with the balance payable on September 30, 2023.

Borrowings under the Revolving Facility bear interest initially at a rate of either LIBOR (adjusted for statutory reserve requirements) plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%, and after delivery of the financial statements for the first full fiscal quarter, subject to a 0.25% margin reduction based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period. A commitment fee of 0.375% initially, subject to a reduction to 0.25% based on achieving a first lien net leverage ratio of 1.00:1.00 for the prior four-quarter period after delivery of the financial statements for the first full fiscal quarter, on the unused portion of the Revolving Facility is payable quarterly in arrears. Letter of credit fees are payable on outstanding letters of credit under the Revolving Facility, and fronting fees equal to a percentage to be agreed with each issuing bank (not to exceed 0.125%) are payable to the issuing banks. The Revolving Facility matures on September 30, 2021. A maximum first lien net leverage ratio covenant (total debt net of cash on hand to total adjusted EBITDA) of 3.25:1.00 will apply if we draw upon the Revolving Facility. As of March 31, 2018, we had availability of $200 million under the Revolving Facility.

The Credit Agreement, as amended, provides that, commencing with Versum’s fiscal year ending on September 30, 2017, a percentage of excess cash flow ranging from 0% to 50%, depending on the first lien net leverage ratio, is required to be used to prepay the Term Facility. As of March 31, 2018, there was no requirement to prepay due to excess cash flows.

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

The agreements governing our indebtedness contain a number of affirmative and negative covenants. We were in compliance with all of our covenants at March 31, 2018.

7.INCOME TAXES

On December 22, 2017, the Tax Act was enacted in the U.S. Certain provisions of the Tax Act are effective for the Company’s fiscal year 2018, whereas other material provisions of the Tax Act will not apply to the Company until the Company’s fiscal year 2019.

For fiscal year 2018, Versum’s statutory U.S. federal income tax rate will be 24.5%, which represents a blending of the 35.0% statutory rate under prior law and the new 21.0% statutory rate effective January 1, 2018, prorated based on the number of days during the Company’s current fiscal year that each rate was effective. For fiscal years 2019 and later, the Company’s statutory U.S. federal income tax rate will be 21.0%.

As a result of the Tax Act, the Company recorded a provisional net one-time charge of $33.8 million for the six months ended March 31, 2018. This charge is comprised of a $45.9 million charge for federal and state taxes on the mandatory deemed repatriation of certain of the Company’s foreign accumulated earnings. We expect to elect to pay the federal portion of the resulting liability, net of available tax credits, over the eight year period provided in the Tax Act, with $2.5 million of the federal liability payable in connection with our fiscal year 2018. The deemed repatriation charge was partially offset by a $12.0 million tax benefit related to the estimated revaluation of the Company’s deferred tax assets and liabilities using the U.S. statutory federal and state income tax rates and compensation deductibility rules that are anticipated to apply when the deferred tax assets and liabilities will become current.

The methodology used in calculating these provisional items incorporates assumptions about required tax adjustments to book earnings, foreign taxes paid, future executive compensation levels, estimated temporary book to tax differences, pending guidance and other items. We will continue to obtain information, actively monitor factual and legal developments, complete our tax compliance cycles, analyze and review the available information, and expect to adjust the provisional tax accrual consistent with the SEC’s Staff Accounting Bulletin No. 118.

For the three months ended March 31, 2018, the adjustment to the provisional tax accrual recorded in the three months ended December 31, 2017, was a tax benefit of $3.7 million. This resulted in a decrease of 2.4% to the Company’s effective tax rate for the six months ended March 31, 2018. The adjustment was primarily due to a change in estimated cumulative earnings and profits and tax pools in a foreign jurisdiction that reduced the Company’s tax on the mandatory deemed repatriation.

Beginning in the Company’s fiscal year 2019, Versum will be subject to additional provisions in accordance with the Tax Act. These provisions include income inclusions, limitations on interest expense and other deductions and our ability to utilize certain tax credits, and minimum taxes, among other things. The Company will be monitoring and actively working throughout fiscal year 2018 to refine the provision tax accruals.

Versum records U.S. income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. As a result, foreign withholding tax cost of $1.3 million was recognized as an expense during the three months ended March 31, 2018. For the six months ended March 31, 2018, the expense related to withholding taxes on undistributed earnings is $2.5 million.

8.FINANCIAL INSTRUMENTS

We enter into forward exchange contracts to hedge the fair value exposure on inter-company loans. During the three months ended March 31, 2018, this portfolio of forward exchange contracts consisted primarily of Japanese Yen and U.S. Dollars as well as Euros and U.S. Dollars. During the three months ended March 31, 2017, this portfolio of forward exchange contracts consisted primarily of Korean Won and U.S. Dollars as well as Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding at March 31, 2018 and 2017 was approximately 6 months. At March 31, 2018 and September 30, 2017, the total notional principal amount of our outstanding hedge contracts was $33.8 million and $158.4 million, respectively.

As of March 31, 2018 and September 30, 2017, there were no derivatives designated as hedging instruments. The tables below summarize the fair values of our derivatives not designated as hedging instruments and balance sheet location of these outstanding derivatives:

	March 31, 2018
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$—	Payables and accrued liabilities	$1.1

	September 30, 2017
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$0.9	Payables and accrued liabilities	$1.5

Refer to Note 9, Fair Value, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our forward contracts:

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2018	2017	2018	2017
Forward Exchange Contracts, net of tax:
Net loss recognized in other (income) expense, net(A)	$1.9	$0.9	$1.9	$1.1

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

The carrying values and fair values of our derivatives and debt are as follows:

	March 31, 2018		September 30, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
(In millions)
Assets
Forward Exchange Contracts	$—	$—	$0.9	$0.9

Liabilities
Forward Exchange Contracts	$1.1	$1.1	$1.5	$1.5
Long-term Debt
Senior Notes	$440.9	$425.0	$450.5	$425.0
Term Facility	571.0	566.4	575.7	569.3
Total Long-term Debt	$1,011.9	$991.4	$1,026.2	$994.3

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

The components of net periodic pension costs for Versum’s defined benefit pension plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
(In millions)
Service cost	$0.5	$0.5	$1.0	$1.1
Interest cost	0.2	0.2	0.4	0.3
Actuarial loss amortization	—	0.1	—	0.2
Net periodic pension cost	$0.7	$0.8	$1.4	$1.6

Defined Contribution Plan

Versum provides benefits for all U.S. employees and certain non-U.S. employees under a Versum defined contribution plan.

The following table summarizes our defined contribution expense:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
(In millions)
Defined contribution expense	$2.1	$1.8	$4.2	$3.7

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

During the six months ended March 31, 2017, under the Versum Long-Term Incentive Plan we made a one-time Founders grant of time-based restricted stock units. In addition, during the six months ended March 31, 2018 and 2017 we granted annual awards of market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue new shares upon the payout of restricted stock units and the exercise of stock options. As of March 31, 2018, there were 3.2 million shares available for future grant under the Versum Long-Term Incentive Plan.

Total after-tax share-based compensation awards cost recognized in the consolidated income statement is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
(In millions)
Before-Tax Share-Based Compensation Award Cost	$2.6	$1.9	$5.0	$3.5
Income Tax Benefit	0.6	0.7	1.2	1.2
After-Tax Share-Based Compensation Award Cost	$2.0	$1.2	$3.8	$2.3

Before-tax share-based compensation award cost is primarily included in selling and administrative expense on our consolidated income statements.

Total before-tax share-based compensation award cost by type of program was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
(In millions)
Restricted stock units	$2.4	$1.9	$4.7	$3.4
Stock options	—	—	—	0.1
Director awards	0.2	—	0.3	—
Before-Tax Share-Based Compensation Cost	$2.6	$1.9	$5.0	$3.5

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

New share-based compensation awards
During the six months ended March 31, 2018, under its Long-Term Incentive Plan Versum granted 200,088 market based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. The performance-based restricted stock units are earned at the end of a performance period beginning October 1, 2017 and ending September 30, 2020, conditioned on the level of Versum’s total shareholder return in relation to a defined peer group over the three-year performance period. The performance-based market stock units are earned based on the percentage change in the price of Versum’s common stock over the performance period beginning October 1, 2017 and ending September 30, 2020.

During the six months ended March 31, 2017, under the Versum Long-Term Incentive Plan we made a one-time Founders grant of 424,247 time-based restricted stock units at a weighted-average grant-date fair value of $22.53 per unit. One third of the Founders RSUs vest on October 1, 2018, one third vest on October 1, 2019, and one third vest on October 1, 2020, subject to the holder’s continued employment with the Company.

In addition, during the six months ended March 31, 2017, under its Long-Term Incentive Plan Versum granted 304,520 market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. The performance-based restricted stock units are earned at the end of a performance period beginning October 1, 2016 and ending September 30, 2019, conditioned on the level of Versum’s total shareholder return in relation to a defined peer group over the three-year performance period. The performance-based market stock units are earned based on the percentage change in the price of Versum’s common stock over the performance period beginning October 1, 2016 and ending September 30, 2019.

Subject to the recipient’s continued employment, these restricted stock units granted during the six months ended March 31, 2018 and 2017 generally vest on the date that the Versum Compensation Committee certifies the payout determination under the performance goals, which date must be within 90 days after the end of the performance period. Vesting is subject to certain exceptions in the event of involuntary termination by Versum, death, disability or retirement. Under GAAP, both the performance-based restricted stock units and performance-based market stock units are considered market-based awards. Upon vesting, restricted stock units represent the right to receive shares of our common stock. Dividend equivalent rights accrue for these awards, but do not vest unless the underlying awards vest.

The market-based restricted stock units awarded during the six months ended March 31, 2018 and 2017 had an estimated grant-date fair value of $50.18 and $29.68, respectively, per unit for the performance-based restricted stock units and $45.71 and $28.37, respectively, for the performance-based market stock units. The fair value of market-based restricted stock units was estimated using a Monte Carlo simulation model as these equity awards are tied to a market condition. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards.

We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period; however, expense recognition is accelerated for retirement eligible individuals who meet the requirements for vesting upon retirement.

The calculation of the fair value of market-based restricted stock units during the six months ended March 31, 2018 and 2017 used the following assumptions:

	Six Months Ended March 31,
	2018	2017
(In percentages)
Expected volatility	28.0%	28.7%
Risk-free interest rate	1.9%	1.4%
Expected dividend yield	0.5%	—%

A summary of restricted stock unit activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2017	1.1	$25.30
Granted	0.2	47.23
Paid out	(0.2)	29.68
Outstanding, March 31, 2018	1.1	$29.40

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	22.85
Granted	0.7	25.30
Paid out	(0.1)	15.55
Outstanding, March 31, 2017	1.1	$25.30

No cash payments were made for restricted stock units for the three and six months ended March 31, 2018 and 2017. As of March 31, 2018 and 2017, there was $18.9 million and $18.1 million, respectively, of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 2.3 and 3.0 years, respectively. The total fair value of restricted stock units paid out during the three and six months ended March 31, 2018, including shares vested in prior periods, was $0.0 million and $5.0 million, respectively. The total fair value of restricted stock units paid out during the three and six months ended March 31, 2017, including shares vested in prior periods, was $0.2 million and $1.7 million, respectively.

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

During the three and six months ended March 31, 2018 and 2017, no stock options were granted.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2017	0.5	$18.55
Granted	—	—
Exercised	—	—
Outstanding, March 31, 2018	0.5	$18.61

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	18.37
Granted	—	—
Exercised	—	—
Outstanding, March 31, 2017	0.5	$18.36

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, March 31, 2018	5.2	$8.8
Exercisable, March 31, 2018	5.2	8.8

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, March 31, 2017	5.9	$6.3
Exercisable, March 31, 2017	5.8	6.2

The aggregate intrinsic value represents the amount by which our closing stock price of $37.63 and $30.60 as of March 31, 2018 and 2017 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable.

The total intrinsic value of stock options exercised was $0.3 million during the three and six months ended March 31, 2018. The total intrinsic value of stock options exercised was $0.1 million during the three and six months ended March 31, 2017.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of March 31, 2018 the stock options were fully expensed. As of March 31, 2017, there was $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.6 years.

Director Awards

Non-employee directors were granted equity awards under the Versum Long-Term Incentive Plan, with a grant date fair value of $100,000 annually. In the second quarter 2018 non-employee directors were granted restricted stock units (“RSUs”) for service on our Board of Directors through the 2019 annual meeting of stockholders. Subject to continued service on the Board of Directors, the RSUs vest on the earlier of February 8, 2019, and the date immediately prior to Versum's next annual meeting of stockholders, and will be settled in common stock upon vesting. The grant date fair value per share is equal to the closing sales price of our common stock as reported on the New York Stock Exchange on the date of grant.

During the three and six months ended March 31, 2018, $0.2 million and $0.3 million, respectively, in share-based compensation expense was recognized related to these awards.

12.STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

The table below summarizes changes in accumulated other comprehensive income (loss) (“AOCL”), net of tax:

	Net income on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2017	$(0.2)	$(16.0)	$(2.2)	$(18.4)
Other comprehensive income before reclassifications	0.1	26.3	—	26.4
Amounts reclassified from AOCL	—	—	—	—
Net current period other comprehensive income	0.1	26.3	—	26.4
Other comprehensive income attributable to non-controlling interest	—	1.6	—	1.6
Balance, March 31, 2018	$(0.1)	$8.7	$(2.2)	$6.4

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2016	$(0.2)	$(9.8)	$—	$(10.0)
Other comprehensive loss before reclassifications	—	(4.6)	—	(4.6)
Net transfers from Air Products	—	3.8	(5.9)	(2.1)
Amounts reclassified from AOCL	—	—	0.2	0.2
Net current period other comprehensive loss	—	(0.8)	(5.7)	(6.5)
Other comprehensive loss attributable to non-controlling interest	—	1.4	—	1.4
Balance, March 31, 2017	$(0.2)	$(12.0)	$(5.7)	$(17.9)

The table below summarizes the reclassifications out of accumulated other comprehensive income (loss) and the affected line item on the consolidated income statements:

	Six Months Ended March 31,
	2018	2017
(In millions)
Pension and Postretirement Benefits, net of tax(A)	$—	$0.2

(A)	The components include actuarial loss amortization and are reflected in net periodic benefit cost. Refer to Note 10, Retirement Benefits, for further information.

Cash Dividend

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. On October 31, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share, totaling $5.5 million, which was paid on November 27, 2017 to shareholders of record as of November 13, 2017. On January 30, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share, totaling $5.4 million, which was paid on February 27, 2018 to shareholders of record as of February 13, 2018.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

13.EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
(In millions, except per share data)
Numerator
Net Income Attributable to Versum	$61.6	$44.9	$80.2	$95.7
Denominator
Weighted average number of common shares - Basic	108.9	108.7	108.9	108.7
Effect of dilutive securities
Employee stock option and other award plans	0.8	0.6	0.9	0.5
Weighted average number of common shares - Diluted	109.7	109.3	109.8	109.2

Earnings Per Common Share Attributable to Versum
Net Income Attributable to Versum - Basic	$0.57	$0.41	$0.74	$0.88
Net Income Attributable to Versum - Diluted	0.56	0.41	0.73	0.88

For the three and six months ended March 31, 2018, outstanding share-based awards of 0.2 million and 0.1 million shares, respectively, were anti-dilutive and therefore excluded from the computation of diluted earnings per share. For the three and six months ended March 31, 2017, outstanding share-based awards of 0.0 million and 0.1 million shares, respectively, were anti-dilutive and therefore excluded from the computation of diluted earnings per share.

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

Segment

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
(In millions)
Sales
Materials	$218.9	$198.3	$433.5	$406.3
Delivery Systems and Services	121.1	71.7	236.4	133.6
Corporate	0.7	0.8	1.6	1.7
Total	$340.7	$270.8	$671.5	$541.6
Operating Income (Loss)
Materials	$71.6	$65.1	$137.4	$138.0
Delivery Systems and Services	32.9	17.7	66.3	30.1
Corporate	(6.9)	(6.8)	(15.4)	(9.8)
Segment Total	$97.6	$76.0	$188.3	$158.3
Business separation, restructuring and cost reduction actions	(8.2)	(6.1)	(10.0)	(9.3)
Total	$89.4	$69.9	$178.3	$149.0

	March 31, 2018	September 30, 2017
(In millions)
Total Assets
Materials	$831.8	$773.8
Delivery Systems and Services	151.1	110.9
Corporate	362.5	362.1
Total	$1,345.4	$1,246.8

16.    SUBSEQUENT EVENT

Cash Dividend

On May 2, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share, to be paid on May 29, 2018 to shareholders of record as of May 15, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2017, included in our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by references to future periods, and include statements about the fiscal year 2018 outlook for Versum, and statements about our business strategies, operating plans, anticipated growth rates, anticipated profitability and margins, sales expectations, future operating income and Adjusted EBITDA, estimates regarding future capital requirements, estimates of expenses and cost reduction efforts, estimates of future tax liability and effective tax rates, our ability to execute on our strategy and deliver on our commitments to customers and stakeholders, our ability to meet customer demand, estimates of the size of the market for our products, forecasted industry capital spending and anticipated demand for our products, inorganic growth opportunities, our ability to compete successfully as a leading materials supplier to the semiconductor industry, and other matters. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target,” and similar expressions, among others, generally identify forward-looking statements, which are based on management’s reasonable expectations and assumptions as of the date the statements were made. Actual results and the outcomes of future events may differ materially from those expressed or implied in the forward-looking statements because of a number of risks and uncertainties, including, without limitation, product supply versus demand imbalances in the semiconductor industry or in certain geographic markets may decrease the demand for our goods and services; our concentrated customer base; our dependence upon the capital expenditure cycles of our customers; our ability to continue technological innovation and successfully introduce new products to meet the evolving needs of our customers; our ability to protect and enforce our intellectual property rights and to avoid violating any third party intellectual property or technology rights; unexpected interruption of or shortages in our raw material supply; inability of sole source, limited source or qualified suppliers to deliver to us in a timely manner or at all; hazards associated with specialty chemical manufacturing, such as fires, explosions and accidents, could disrupt our operations or the operations of our suppliers or customers; increased competition and new product development by our competitors, changing customer needs and price changes in materials and components could result in declining demand for our products; operational, political and legal risks of our international operations, including government actions such as trade wars; recent changes in U.S. tax laws; the impact of changes in environmental and health and safety regulations, anticorruption enforcement, sanctions, import/export controls, tax and other legislation and regulations in jurisdictions in which Versum Materials and its affiliates operate; our available cash and access to additional capital may be limited by substantial leverage and debt service obligations; uncertainty regarding the availability of financing to us in the future and the terms of such financing; agreements governing our indebtedness may restrict our current and future operations, and hamper our ability to respond to changes or to take certain actions; government regulation of raw materials, products and facilities may impact our product manufacturing processes, handling, storage, transportation, uses and applications; possible liability for contamination, personal injury or third party impacts if hazardous materials are released into the environment; cyber security threats may compromise our data or disrupt our information technology applications or services; fluctuation of currency exchange rates; costs and outcomes of litigation or regulatory investigations; the timing, impact, and other uncertainties of future acquisitions or divestitures; restrictions in our governing documents and of Delaware law may prevent or delay an acquisition of us; tax and other potential liabilities to Air Products assumed in connection with the separation and spin-off; restrictions against engaging in certain corporate transactions for two years following the separation and spin-off; potential conflicts of interest between us and Air Products by our directors and officers; potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements with respect to the separation and spin-off and related internal reorganization transactions; and other risk factors described in our most recent Annual Report on Form 10-K and in any of our subsequently filed Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission (“SEC”) and available on the Internet at www.sec.gov. Versum disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in assumptions, beliefs or expectations or any change in circumstances upon which any such forward-looking statements are based.

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

For 2018, we expect semiconductor growth to be in the 5 to 7% range as measured by MSI (millions of square inches of silicon produced) and semiconductor capital spending, measured by WFE (wafer fab equipment spending) to be 9 to 11%.

We believe semiconductor growth will continue to translate into strong demand for both new and legacy material products in our Materials segment. To take advantage of the strong market we expect to continue to innovate and increase manufacturing capability for our new products in our Advanced Materials product line. We expect to increase our investment to support organic growth to enhance our positions in key geographies such as Korea and China and improve our cost and capacity positions for key products in our Materials segment. We expect lessening headwinds from pricing and continued capacity constraints for certain products in our Process Materials product line.

We expect our DS&S segment to continue to grow based on the continued high level of industry capital spending especially for the memory market, our position with key customers and the further development of the semiconductor market in China.

Performance Summary

Second Quarter 2018 vs Second Quarter 2017

•
Sales of $340.7 million increased $69.9 million, or 25.8%. Sales increased due to higher volumes of 28% partially offset by unfavorable price/mix of 4%. The increase in sales was attributable to robust growth in our DS&S segment with strong volume growth in both Advanced Materials and Process Materials product lines offset by unfavorable price/mix. Currency changes had a favorable impact on sales of 2%.

•
Operating income of $89.4 million increased $19.5 million, or 27.9%, due to higher volumes of $34 million partially offset by higher Selling & Administrative and Research & Development (“SARD”) and other costs of $7 million, unfavorable gross profit impacts of $5 million and unfavorable separation, restructuring and cost reduction actions of $2 million. Operating income margin was 26.2%, up 40 basis points (“bp”).

•
Adjusted EBITDA of $109.9 million increased $23.0 million, or 26.5%, primarily due to higher volumes of $34 million partially offset by higher SARD and other costs of $7 million and unfavorable gross profit impacts of $4 million. The major drivers of the improved performance were the strong volumes in both DS&S and Materials coupled with modestly favorable currency. These were partially offset by unfavorable gross profit impacts in Materials and higher SARD and other costs to support growth. Adjusted EBITDA margin was 32.3%, up 20 bp.

•
Cash flows from operations for the six months ended March 31, 2018 was $56.5 million, with cash used for capital spending of $65.1 million, including $26.7 million of capital spending related to one-time restructuring activities versus cash flows from operations for the six months ended March 31, 2017 of $93.0 million. The reduction of $36.5 million is primarily due to vendor prepayments in advance of our SAP system go live and prior year spin related positive cash flow impacts.

RESULTS OF OPERATIONS

Discussion of Consolidated Results - Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017
(In millions)
Sales	$340.7	$270.8
Cost of sales	195.9	154.5
Selling and administrative	36.6	29.5
Research and development	11.1	10.9
Business separation, restructuring and cost reduction actions	8.2	6.1
Other (income) expense, net	(0.5)	(0.1)
Operating income	89.4	69.9
Interest expense	11.9	11.6
Income Before Taxes	77.5	58.3
Income tax provision	14.2	11.5
Net Income	63.3	46.8
Less: Net Income Attributable to Non-controlling Interests	1.7	1.9
Net Income Attributable to Versum	$61.6	$44.9
Non-GAAP Basis
Adjusted EBITDA	$109.9	$86.9

Three Months Ended March 31, 2018 vs. 2017

% Change from Prior Period
Three Months Ended March 31, 2018
Sales
Volume	28%
Price/mix	(4)%
Currency	2%
Total Versum Change	26%

Sales of $340.7 million increased $69.9 million, or 25.8%. Sales increased due to higher volumes of 28% partially offset by unfavorable price/mix of 4%. Currency changes had a favorable impact on sales of 2%. The Materials segment’s sales increased 10% from strong volume growth in both Advanced Materials and Process Materials partially offset by unfavorable price/mix. The DS&S segment’s sales increased 69% primarily driven by continued strong equipment and installation sales growth due to robust demand across all markets, especially Korea and China.

Operating Income and Operating Margin

Operating income of $89.4 million increased $19.5 million, or 27.9%, due to higher volumes of $34 million partially offset by higher SARD and other costs of $7 million, unfavorable gross profit impacts of $5 million and unfavorable separation, restructuring and cost reduction actions of $2 million. Operating margin increased 40 bp.

Cost of Sales and Gross Profit Margin

Cost of sales of $195.9 million increased $41.4 million, or 26.8%, as a result of higher delivery systems activity of $33 million and higher raw materials cost of $7 million due to higher volumes and higher costs of $2 million. Gross profit margin of 42.5% decreased by 40 bp primarily as a result of unfavorable segment mix due to robust DS&S revenues.

Selling and Administrative Expense

Selling and administrative expense of $36.6 million increased by $7.1 million. The increase was primarily due to increased staffing to support our business growth and infrastructure costs attributed to becoming an independent company. Selling and administrative expense as a percent of sales decreased to 10.7% from 10.9%.

Research and Development

Research and development expense of $11.1 million increased $0.2 million, or 1.8%, due to increased spending following our prior year restructuring. Research and development expense as a percent of sales remained flat at 3.3%.

Business Separation, Restructuring and Cost Reduction Actions

During the three months ended March 31, 2018, we recognized a net charge of $8.2 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

Other (Income) Expense, Net

Items recorded to other (income) expense, net arise from transactions and events not directly related to our principal income earning activities.

Other income, net was $0.5 million for the three months ended March 31, 2018 compared to $0.1 million for the three months ended March 31, 2017. The increase was not significant.

Interest Expense

Interest incurred increased $0.3 million. The increase was not significant.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 18.3% for the three months ended March 31, 2018 compared to 19.7% for the three months ended March 31, 2017. The decrease in effective tax rate was attributable primarily to (1) a decrease in the provisional U.S. tax charge on the deemed mandatory repatriation of certain accumulated foreign earnings as a result of the newly-enacted Tax Act, (2) a tax benefit related to reversal of an uncertain tax position in a foreign jurisdiction as a result of a statute of limitation expiration; and (3) the reduction in the benefits associated with foreign tax holidays. See Note 7, “Income Taxes”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Discussion of Consolidated Results - Six Months Ended March 31, 2018 vs. Six Months Ended March 31, 2017

	Six Months Ended March 31,
	2018	2017
(In millions)
Sales	$671.5	$541.6
Cost of sales	387.5	305.4
Selling and administrative	71.9	59.7
Research and development	23.8	21.2
Business separation, restructuring and cost reduction actions	10.0	9.3
Other (income) expense, net	—	(3.0)
Operating income	178.3	149.0
Interest expense	23.2	23.1
Write-off of financing costs	2.1	—
Income Before Taxes	153.0	125.9
Income tax provision	69.1	26.8
Net Income	83.9	99.1
Less: Net Income Attributable to Non-controlling Interests	3.7	3.4
Net Income Attributable to Versum	$80.2	$95.7
Non-GAAP Basis
Adjusted EBITDA	$212.2	$180.1

Six Months Ended March 31, 2018 vs. 2017

% Change from Prior Period
Six Months Ended March 31, 2018
Sales
Volume	26%
Price/mix	(4)%
Currency	2%
Total Versum Change	24%

Sales of $671.5 million increased $129.9 million, or 24.0%. Sales increased due to higher volumes of 26% partially offset by unfavorable price/mix of 4%. Currency changes had a favorable impact on sales of 2%. The Materials segment’s sales increased 7% led by strong volume growth in both Advanced Materials and Process Materials offset by unfavorable price/mix. The DS&S segment’s sales increased 77% primarily driven by continued strong equipment and installation sales growth due to robust demand across all markets especially Korea and China.

Operating Income and Operating Margin

Operating income of $178.3 million increased $29.3 million, or 19.7%, due to higher volumes of $58 million offset by higher SARD and other costs of $18 million, unfavorable gross profit impacts of $10 million and unfavorable separation, restructuring and cost reduction actions of $1 million. Operating margin decreased 90 bp.

Cost of Sales and Gross Profit Margin

Cost of sales of $387.5 million increased $82.1 million, or 26.9%, as a result of higher delivery systems activity of $65 million and higher raw materials cost of $14 million due to higher volumes and higher costs of $3 million. Gross profit margin of 42.3% decreased by 130 bp primarily as a result of unfavorable segment and customer mix.

Selling and Administrative Expense

Selling and administrative expense of $71.9 million increased by $12.2 million. The increase was primarily due to increased staffing to support business growth and infrastructure costs attributed to becoming an independent company. Selling and administrative expense as a percent of sales decreased to 10.7% from 11.0%.

Research and Development

Research and development expense of $23.8 million increased $2.6 million, or 12.3%, due to increased spending following our prior year restructuring. Research and development expense as a percent of sales remained flat at 3.5%.

Business Separation, Restructuring and Cost Reduction Actions

During the six months ended March 31, 2018, we recognized a net charge of $10.0 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

Other (Income) Expense, Net

Items recorded to other (income) expense, net arise from transactions and events not directly related to our principal income earning activities.

Other income, net was zero for the six months ended March 31, 2018 compared to $3.0 million for the six months ended March 31, 2017. This change is mainly due to changes in foreign exchange on overseas cash holdings.

Interest Expense

Interest incurred increased $0.1 million. The increase was not significant.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 45.2% for the six months ended March 31, 2018 compared to 21.3% for the six months ended March 31, 2017. The change in effective tax rate was attributable primarily to (1) a one-time U.S. tax charge on the deemed mandatory repatriation of certain accumulated foreign earnings as a result of the newly-enacted Tax Act, (2) a one-time revaluation of deferred tax assets and liabilities as a result of the tax rate and compensation deductibility provisions in the Tax Act, (3) the reduction in the benefits associated with foreign tax holidays; and (4) a tax benefit related to reversal of an uncertain tax position in a foreign jurisdiction as a result of a statute of limitation expiration. See Note 7, “Income Taxes”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The discussion of our results includes comparisons to non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA Margin. The presentation of non-GAAP measures is intended to enhance the usefulness of financial information by providing measures which management uses internally to evaluate our operating performance.

We use non-GAAP measures to assess our operating performance by excluding certain disclosed items that we believe are not representative of our underlying business. Management may use these non-GAAP measures to evaluate our performance period over period and relative to competitors in our industry, to analyze underlying trends in our business, to establish operational budgets and forecasts or for incentive compensation purposes. We use Adjusted EBITDA to calculate performance-based cash bonuses. Adjusted EBITDA is also used for certain covenants under our senior secured credit facilities. We use Segment Adjusted EBITDA as the primary measure to evaluate the ongoing performance of our business segments. We believe non-GAAP financial measures provide security analysts, investors and other interested parties with meaningful information to understand our underlying operating results and to analyze financial and business trends. Non-GAAP financial measures, including Adjusted EBITDA, should not be viewed in isolation, are not a substitute for GAAP measures, and have limitations which include but are not limited to:

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

•	Though not business operating costs, interest expense and income tax provision represent ongoing costs of Versum.

•	Depreciation and amortization charges represent the wear and tear or reduction in value of the plant, equipment, and intangible assets which permit us to manufacture and market our products.

•	Other companies may define non-GAAP measures differently than we do, limiting their usefulness as comparative measures.

A reader may find any one or all of these items important in evaluating our performance. Management compensates for the limitations of using non-GAAP financial measures by using them only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business. In evaluating these non-GAAP financial measures, the reader should be aware that we may incur expenses similar to those eliminated in this presentation in the future.

Presented below is a reconciliation of the reported GAAP results to the non-GAAP measure:

Adjusted EBITDA and EBITDA Margin

We define Adjusted EBITDA as net income excluding certain disclosed items, which we do not believe to be indicative of underlying business trends, before interest expense, write-off of financing costs, income tax provision, depreciation and amortization expense, non-controlling interest and business separation, restructuring, and cost reduction actions. Adjusted EBITDA provides a useful metric for management to assess operating performance. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by sales.

Three Months Ended March 31, 2018 vs. 2017

Below is a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
(In millions, except percentages)
Net Income Attributable to Versum	$61.6	$44.9
Add: Interest expense	11.9	11.6
Add: Income tax provision	14.2	11.5
Add: Depreciation and amortization	12.3	10.9
Add: Non-controlling interests	1.7	1.9
Add: Business separation, restructuring and cost reduction actions	8.2	6.1
Adjusted EBITDA	$109.9	$86.9
Adjusted EBITDA Margin	32.3%	32.1%
Change from prior year	$23.0
% change from prior year	26.5%

Adjusted EBITDA of $109.9 million increased $23.0 million, or 26.5%, primarily due to higher volumes of $34 million partially offset by higher SARD and other costs of $7 million and unfavorable gross profit impacts of $4 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Three Months Ended March 31,
	2018	2017
(In millions)
Materials	$218.9	$198.3
DS&S	121.1	71.7
Corporate	0.7	0.8
Total Company Sales	$340.7	$270.8

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
(In millions, except percentages)
Materials
Operating income	$71.6	$65.1
Add: Depreciation and amortization	11.6	10.1
Segment Adjusted EBITDA	$83.2	$75.2
Segment Adjusted EBITDA margin(A)	38.0%	37.9%
DS&S
Operating income	$32.9	$17.7
Add: Depreciation and amortization	0.4	0.4
Segment Adjusted EBITDA	$33.3	$18.1
Segment Adjusted EBITDA margin(A)	27.5%	25.2%
Corporate
Operating loss	$(6.9)	$(6.8)
Add: Depreciation and amortization	0.3	0.4
Segment Adjusted EBITDA	$(6.6)	$(6.4)

Total Versum Adjusted EBITDA	$109.9	$86.9

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended March 31,
(In millions)	2018	2017
Operating Income
Segment total	$97.6	$76.0
Business separation, restructuring and cost reduction actions	(8.2)	(6.1)
Combined Total	$89.4	$69.9

Materials

% Change from Prior Period
Three Months Ended March 31, 2018
Sales
Volume	15%
Price/mix	(7)%
Currency	2%
Total Materials Sales Change	10%

Sales of $218.9 million increased $20.6 million, or 10.4%, primarily due to higher volumes of 15% and favorable currency impacts of 2%. The higher volumes of 15% were driven by strong growth in both Advanced Materials and Process Materials. These increases were partially offset by unfavorable price/mix of 7% primarily in Process Materials.

Operating income of $71.6 million increased $6.5 million, or 10.0%, due to higher volumes of $14 million partially offset by higher SARD costs of $5 million in support of growth investments and expansion initiatives and unfavorable gross profit impacts of $2 million primarily from Process Materials carryover pricing impacts, mix and higher material costs.

Adjusted EBITDA of $83.2 million increased $8.0 million, or 10.6%, due to higher volumes of $14 million partially offset by higher SARD costs of $5 million in support of growth investments and expansion initiatives and unfavorable gross profit impacts of $1 million primarily from Process Materials carryover pricing, mix and higher material costs. Adjusted EBITDA margin of 38.0% increased 10 bp.

Delivery Systems and Services

% Change from Prior Period
Three Months Ended March 31, 2018
Sales
Volume	66%
Price/mix	—%
Currency	3%
Total DS&S Sales Change	69%

Sales of $121.1 million increased $49.4 million, or 68.9%, due to continued strong equipment and installation sales growth due to robust demand across all markets especially China and Korea.

Operating income of $32.9 million increased $15.2 million, or 85.9%, due to higher volumes of $20 million partially offset by unfavorable gross profit impacts of $3 million and higher SARD costs of $2 million.

Adjusted EBITDA of $33.3 million increased $15.2 million, or 84.0%, due to higher volumes of $20 million partially offset by unfavorable gross profit impacts of $3 million and higher SARD costs of $2 million. Adjusted EBITDA margin of 27.5% increased 230 bp driven by the benefits from higher volumes.

Corporate

Operating loss of $6.9 million increased by $0.1 million, or 1.5%, which is not material.

Adjusted EBITDA loss of $6.6 million increased by $0.2 million, or 3.1%, primarily due to foreign exchange on overseas cash holdings.

Six Months Ended March 31, 2018 vs. 2017

Below is a reconciliation of net income to Adjusted EBITDA:

	Six Months Ended March 31,
	2018	2017
(In millions, except percentages)
Net Income Attributable to Versum	$80.2	$95.7
Add: Interest expense	23.2	23.1
Add: Write-off of financing costs	2.1	—
Add: Income tax provision	69.1	26.8
Add: Depreciation and amortization	23.9	21.8
Add: Non-controlling interests	3.7	3.4
Add: Business separation, restructuring and cost reduction actions	10.0	9.3
Adjusted EBITDA	$212.2	$180.1
Adjusted EBITDA Margin	31.6%	33.3%
Change from prior year	$32.1
% change from prior year	17.8%

Adjusted EBITDA of $212.2 million increased $32.1 million, or 17.8%, primarily due to higher volumes of $58 million partially offset by higher SARD and other costs of $18 million and unfavorable gross profit impacts of $8 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Six Months Ended March 31,
	2018	2017
(In millions)
Materials	$433.5	$406.3
DS&S	236.4	133.6
Corporate	1.6	1.7
Total Company Sales	$671.5	$541.6

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Six Months Ended March 31,
	2018	2017
(In millions, except percentages)
Materials
Operating income	$137.4	$138.0
Add: Depreciation and amortization	22.6	20.3
Segment Adjusted EBITDA	$160.0	$158.3
Segment Adjusted EBITDA margin(A)	36.9%	39.0%
DS&S
Operating income	$66.3	$30.1
Add: Depreciation and amortization	0.7	0.7
Segment Adjusted EBITDA	$67.0	$30.8
Segment Adjusted EBITDA margin(A)	28.3%	23.1%
Corporate
Operating loss	$(15.4)	$(9.8)
Add: Depreciation and amortization	0.6	0.8
Segment Adjusted EBITDA	$(14.8)	$(9.0)

Total Versum Adjusted EBITDA	$212.2	$180.1

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Six Months Ended March 31,
(In millions)	2018	2017
Operating Income
Segment total	$188.3	$158.3
Business separation, restructuring and cost reduction actions	(10.0)	(9.3)
Combined Total	$178.3	$149.0

Materials

% Change from Prior Period
Six Months Ended March 31, 2018
Sales
Volume	11%
Price/mix	(6)%
Currency	2%
Total Materials Sales Change	7%

Sales of $433.5 million increased $27.2 million, or 6.7%, primarily due to higher volumes of 11% and favorable currency impacts of 2%. The higher volumes of 11% were driven by strong growth in both Advanced Materials and Process Materials. These increases were partially offset by unfavorable price/mix of 6%.

Operating income of $137.4 million decreased $0.6 million, or 0.4%, due to higher volumes of $17 million offset by higher SARD costs of $10 million in support of growth investments and expansion initiatives and unfavorable gross profit impacts of $8 million primarily from Process Materials carryover pricing, mix and higher material costs.

Adjusted EBITDA of $160.0 million increased $1.7 million, or 1.1%, due to higher volumes of $17 million partially offset by higher SARD costs of $10 million in support of growth investments and expansion initiatives and unfavorable gross profit impacts of $5 million primarily from Process Materials carryover pricing impacts, mix and higher material costs. Adjusted EBITDA margin of 36.9% decreased 210 bp, primarily due to higher SARD costs in part to support of our growth investments and expansion initiatives.

Delivery Systems and Services

% Change from Prior Period
Six Months Ended March 31, 2018
Sales
Volume	75%
Price/mix	—%
Currency	2%
Total DS&S Sales Change	77%

Sales of $236.4 million increased $102.8 million, or 76.9%, due to continued strong equipment and installation sales growth due to robust demand across all markets especially China and Korea.

Operating income of $66.3 million increased $36.2 million, or 120.3%, due to higher volumes of $41 million partially offset by higher SARD and other costs of $3 and gross profit impacts of $2 million.

Adjusted EBITDA of $67.0 million increased $36.2 million, or 117.5%, due to higher volumes of $41 million partially offset by higher SARD and other costs of $3 million and unfavorable gross profit impacts of $2 million. Adjusted EBITDA margin of 28.3% increased 520 bp.

Corporate

Operating loss of $15.4 increased by $5.6 million, or 57.1%, primarily due to unfavorable foreign exchange impact on overseas cash holdings and higher corporate staffing associated with becoming an independent company.

Adjusted EBITDA loss of $14.8 million increased by $5.8 million, or 64.4%, primarily due to foreign exchange on overseas cash holdings and higher corporate staffing.

LIQUIDITY AND CAPITAL RESOURCES

Historically, a significant portion of our cash balances are generated by operating activities. Our primary sources of liquidity are cash on hand, which was $254.4 million at March 31, 2018, short-term investments, our cash flows from operations, our Revolving Facility and various non-U.S. credit facilities. We anticipate that our primary uses of cash will be for working capital, debt service, capital expenditures for expansion, productivity and maintenance, potential dividends, acquisitions and general corporate purposes. Our ability to fund these uses of liquidity also will often depend upon where we generate cash, our ability to reinvest in such countries and our ability to repatriate cash into the U.S. Our ability to fund operations and capital needs will depend upon our ongoing ability to generate cash from operations and access the capital markets. We believe that future cash from operations, our Revolving Facility, and access to capital markets will provide adequate resources to meet working capital needs, potential dividends, capital expenditures and strategic investments.

As of March 31, 2018, the majority of our cash and cash items of $254.4 million were held outside the U.S. If we elect to repatriate the foreign cash, we may be required to accrue and pay withholding taxes on a portion of these amounts.

As of March 31, 2018, we had availability of $200.0 million under our Revolving Facility and approximately $20.8 million under our various non-US credit facilities.

As of March 31, 2018, we had $991.4 million of total debt. Our scheduled principal repayments on debt include $2.9 million due in 2018, $5.8 million due in 2019, $5.8 million due in 2020, $5.8 million due in 2021, $5.8 million due in 2022 and $965.3 million due thereafter. We were in compliance with all of our debt covenants at March 31, 2018, and we expect to remain in compliance with these covenants for at least the next twelve months.

On October 10, 2017, Versum amended its credit agreement. The amendment decreased the interest rate on borrowings under the Term Facility to LIBOR plus a margin of 2.00%, or an alternate base rate plus a margin of 1.00%. The amendment removed the minimum floor on LIBOR and the alternate base rate. If our total leverage ratio is equal to or less than 2.00:1.00 (calculated without any netting of cash on hand) the interest rate on the term loan facility will decrease further to LIBOR plus a margin of 1.75%, or an alternate base rate plus a margin of 0.75%.

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

In connection with the Tax Act, we recorded a provisional liability of $45.9 million for the Federal and State taxes on the mandatory deemed repatriation of certain foreign accumulated earnings. Due to taxes on the mandatory deemed repatriation, less certain foreign tax credits, we expect our Federal and State cash taxes to increase $4.4 million in 2018, $2.5 million in 2019, $2.5 million in 2020, $2.5 million in 2021, $2.5 million in 2022 and $18.9 million thereafter.

Additionally, in support of finalizing our transition to an independent company, we expect to spend an additional $2-5 million of additional capital for relocating the remainder of our infrastructure and establishing our own IT systems during fiscal year 2018.

CASH FLOWS

Our cash flows provided by (used in) operating, investing, and financing activities as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended March 31,
	2018	2017
(In millions)
Operating activities	$56.5	$93.0
Investing activities	(64.1)	(19.3)
Financing activities	(16.6)	(4.2)

Operating Activities

For the six months ended March 31, 2018, cash provided by operating activities was $56.5 million. Net income attributable to Versum of $80.2 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, gain on sale of assets and share-based compensation expense. Working capital was a use of cash of $46.6 million. The change in working capital was primarily a result of a decrease in payables and accrued liabilities due to payment of annual incentive compensation from fiscal year 2017 and prepayment of payables in advance of the SAP implementation as well as an increase in trade receivables and contracts in progress due to increased sales activity and period over period timing differences related to collections. This was partially offset by an increase in accrued income taxes of $39.2 million largely attributable to a charge as a result of the Tax Act.

For the six months ended March 31, 2017, cash provided by operating activities was $93.0 million. Net income attributable to Versum of $95.7 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, gain on sale of assets and share-based compensation expense. Working capital was a use of cash of $29.0 million. The change in working capital was primarily a result of an increase in trade receivables of $32.0 million due to increased sales and period over period timing differences related to collections.

Investing Activities

For the six months ended March 31, 2018, cash used by investing activities was $64.1 million primarily due to spending for plant and equipment. For the six months ended March 31, 2017, cash used in investing activities was $19.3 million primarily due to spending for plant and equipment.

Capital expenditures in the six months ended March 31, 2018 totaled $65.1 million, including $26.7 million of capital spending related to one-time restructuring activities, compared to $20.2 million in the six months ended March 31, 2017. The increase in capital expenditures of $44.9 million for the period was primarily due to restructuring capital expenditures such as the relocation of our research and development activities and ERP project spending in addition to revenue generating projects.

Financing Activities

For the six months ended March 31, 2018, cash used for financing activities was $16.6 million primarily due to the payment of long-term debt and dividends to shareholders. For the six months ended March 31, 2017, cash used for financing activities was $4.2 million primarily due to the payment of long-term debt and debt issuance costs.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we did not have any off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017. During the three months ended March 31, 2018, there have been no significant changes in our critical accounting policies as reported in our 2017 Annual Report on Form 10-K.

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

At March 31, 2018, the net financial instrument position was a liability of $1.0 billion.

Interest Rate Risk

We have interest rate risk with respect to our long-term debt. Our fixed rate debt consists of senior notes and our variable rate debt consists of term loans under our Term Facility. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value of the debt instrument but has no impact on interest expense or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred but not the fair value of the instrument.

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt assumes an instantaneous 100 bp move in interest rates from the level at March 31, 2018, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $23.9 million in the fair value of our fixed rate debt at March 31, 2018.

Based on the variable-rate debt balance at March 31, 2018, a 100 bp increase in interest rates would result in an additional $5.7 million of interest incurred per year at the end of March 31, 2018.

Foreign Currency Exchange Rate Risk

Our earnings, cash flows, and financial position are exposed to market risks relating to foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.

The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at March 31, 2018, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $3.4 million in the net asset position of financial instruments at March 31, 2018.

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

Approximately 57% of Versum’s sales are denominated in currencies other than the U.S. dollar. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during the six months ended March 31, 2018, the operating income would be negatively impacted by approximately $9.6 million.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures and to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Prior to the Separation, we relied on certain financial information and resources of Air Products to manage specific aspects of our business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as Board of Directors and internal audit, which includes Sarbanes-Oxley compliance. In conjunction with the Separation, we revised and adopted policies, as needed, to meet all regulatory requirements applicable to us as a stand-alone public company. We continue to review and document our internal controls over financial reporting and may from time to time make changes aimed at enhancing their effectiveness. These efforts may lead to additional changes in our internal controls over financial reporting.

We continue to work on implementation of a series of changes to our information technology environment, which includes our financial reporting systems, to support the separate financial reporting requirements of Versum Materials, Inc. There were no other material changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 14, “Commitments and Contingencies”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017.

Item 1A. Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC and in any of our subsequently filed Quarterly Reports on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing Versum. There have been no material changes to the risk factors set forth in our most recently filed Form 10-K and subsequently filed Form 10-Qs.

Item 6. Exhibits.

Exhibit No	Exhibit
10.1#	Versum Materials, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Versum Materials, Inc. filed on January 31, 2018)
10.2#	Versum Materials, Inc. Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Versum Materials, Inc. filed on January 31, 2018)
10.3*#	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors
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

VERSUM MATERIALS, INC.

By:	/s/ George G. Bitto
George G. Bitto
Executive Vice President and Chief Financial Officer
Date:	May 9, 2018

By:	/s/ Jessica Feather-Bowman
Jessica Feather-Bowman
Controller and Principal Accounting Officer
Date:	May 9, 2018