Form 10-Q
period 2018-06-30
Versum Materials, Inc.
filed 2018-08-08
CIK 1660690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

At July 27, 2018, 108,949,168 shares of common stock, par value $1.00 per share, were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Versum Materials, Inc.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
(In millions, except per share data)
Sales	$350.0	$290.8	$1,021.5	$832.4
Cost of sales	200.4	159.6	587.9	465.0
Selling and administrative	35.2	34.5	107.1	94.2
Research and development	12.4	11.9	36.2	33.1
Business separation, restructuring and cost reduction actions	6.7	6.0	16.7	15.3
Other (income) expense, net	(0.9)	(2.2)	(0.9)	(5.2)
Operating Income	96.2	81.0	274.5	230.0
Interest expense	12.5	11.9	35.7	35.0
Write-off of financing costs	—	—	2.1	—
Income Before Taxes	83.7	69.1	236.7	195.0
Income tax provision	19.6	14.4	88.7	41.2
Net Income	64.1	54.7	148.0	153.8
Less: Net Income Attributable to Non-Controlling Interests	0.8	2.0	4.5	5.4
Net Income Attributable to Versum	$63.3	$52.7	$143.5	$148.4
Net income attributable to Versum per common share:
Basic	$0.58	$0.48	$1.32	$1.36
Diluted	$0.58	$0.48	$1.31	$1.36
Shares used in computing per common share amounts:
Basic	108.9	108.8	108.9	108.7
Diluted	109.8	109.5	109.7	109.3

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
(In millions)
Net Income	$64.1	$54.7	$148.0	$153.8
Other Comprehensive Income (Loss), net of tax
Translation adjustments	(23.3)	(4.6)	3.0	(5.4)
Gain from hedging activities	0.1	—	0.2	—
Pension activity, net of tax for the three and nine months ended June 30, 2018 of $0.1 and for the three and nine months ended June 30, 2017 of $0 and $1.5 million, respectively	(0.4)	0.1	(0.4)	(5.6)
Total Other Comprehensive Income (Loss)	(23.6)	(4.5)	2.8	(11.0)
Comprehensive Income	40.5	50.2	150.8	142.8
Net Income Attributable to Non-controlling Interests	0.8	2.0	4.5	5.4
Other Comprehensive Income (Loss) Attributable to Non-controlling Interests	(1.6)	(0.2)	—	1.2
Comprehensive Income Attributable to Versum	$41.3	$48.4	$146.3	$136.2

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	September 30, 2017
(In millions, except share data)
Assets
Current Assets
Cash and cash items	$289.5	$271.4
Trade receivables, net	194.8	145.3
Inventories	167.5	151.6
Contracts in progress, less progress billings	37.3	15.6
Prepaid expenses	15.5	12.2
Other current assets	12.7	10.8
Total Current Assets	717.3	606.9
Plant and equipment:
Plant and equipment, at cost	1,049.2	955.2
Less: accumulated depreciation	657.9	624.9
Plant and equipment, net	391.3	330.3
Goodwill	183.6	182.6
Intangible assets, net	65.3	70.8
Other noncurrent assets	51.3	56.2
Total Noncurrent Assets	691.5	639.9
Total Assets	$1,408.8	$1,246.8
Liabilities and Stockholders’ Equity
Current Liabilities
Payables and accrued liabilities	$112.5	$120.8
Accrued income taxes	43.7	31.4
Current portion of long-term debt	5.8	5.8
Total Current Liabilities	162.0	158.0
Long-term debt	975.2	977.0
Noncurrent income tax payable	29.2	—
Deferred tax liabilities	31.5	37.3
Other noncurrent liabilities	53.6	49.9
Total Noncurrent Liabilities	1,089.5	1,064.2
Total Liabilities	1,251.5	1,222.2
Commitments and Contingencies - See Note 14
Stockholders’ Equity (Deficit)
Common stock (par value $1 per share; 250,000,000 shares authorized; outstanding 108,949,168 and 108,815,330 at June 30, 2018 and September 30, 2017, respectively)	108.9	108.8
Capital in excess of par	2.4	4.8
Retained earnings (accumulated deficit)	28.6	(105.2)
Accumulated other comprehensive loss	(15.6)	(18.4)
Total Versum’s Stockholders’ Equity (Deficit)	124.3	(10.0)
Non-controlling Interests	33.0	34.6
Total Stockholders’ Equity	157.3	24.6
Total Liabilities and Stockholders’ Equity	$1,408.8	$1,246.8

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
(In millions)
Operating Activities
Net income	$148.0	$153.8
Less: Net income attributable to non-controlling interests	4.5	5.4
Net income attributable to Versum	143.5	148.4
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	37.8	32.5
Deferred income taxes	(4.0)	5.8
Gain on sale of assets	(0.3)	(1.8)
Share-based compensation	7.4	5.6
Other adjustments	11.4	3.6
Working capital changes that provided (used) cash:
Trade receivables	(52.3)	(27.8)
Inventories	(14.4)	(5.9)
Contracts in progress, less progress billings	(21.8)	5.1
Payables and accrued liabilities	(7.7)	1.5
Accrued income taxes	35.9	(4.5)
Other working capital	0.1	24.3
Cash Provided by Operating Activities	135.6	186.8
Investing Activities
Additions to plant and equipment	(90.0)	(41.4)
Proceeds from sale of assets	1.1	3.0
Short-term investment	—	(10.0)
Cash Used for Investing Activities	(88.9)	(48.4)
Financing Activities
Payments on long-term debt	(4.3)	(4.3)
Short-term borrowings	—	1.5
Payments on short-term borrowings	—	(1.5)
Debt issuance costs	—	(1.7)
Dividends paid to shareholders	(17.4)	(5.4)
Dividends paid to non-controlling interests	(6.1)	(1.2)
Other financing activity	(3.2)	2.1
Cash Used for Financing Activities	(31.0)	(10.5)
Effect of Exchange Rate Changes on Cash	2.4	1.0
Increase in Cash and Cash Items	18.1	128.9
Cash and Cash items-Beginning of Year	271.4	105.6
Cash and Cash items-End of Period	$289.5	$234.5
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on debt	$28.0	$25.9
Cash paid for taxes	$55.1	$41.0

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Air Products’ Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Versum’s Stockholders’ Equity (Deficit)	Non-controlling Interests	Total
(In millions)
Balance, September 30, 2016	$—	$—	$—	$(127.3)	$(10.0)	$(137.3)	$33.9	$(103.4)
Net income	—	—	148.4	—	—	148.4	5.4	153.8
Net Transfer to Air Products	—	—	(291.5)	135.4	(2.1)	(158.2)	0.1	(158.1)
Reclassification of Air Products' net investment to additional paid in capital	—	8.1	—	(8.1)	—	—	—	—
Cash dividend paid	—	(5.4)	—	—	—	(5.4)	—	(5.4)
Issuance of common stock at separation	108.7	—	—	—	—	108.7	—	108.7
Issuance of common stock through shared based compensation plans	0.1	—	—	—	—	0.1	—	0.1
Other comprehensive income (loss)	—	—	—	—	(10.1)	(10.1)	1.2	(8.9)
Share-based compensation	—	4.7	—	—	—	4.7	—	4.7
Dividends to non-controlling interests	—	—	—	—	—	—	(1.2)	(1.2)
Balance, June 30, 2017	$108.8	$7.4	$(143.1)	$—	$(22.2)	$(49.1)	$39.4	$(9.7)

Balance, September 30, 2017	$108.8	$4.8	$(105.2)	$—	$(18.4)	$(10.0)	$34.6	$24.6
Net income	—	—	143.5	—	—	143.5	4.5	148.0
Cash dividend paid	—	(7.7)	(9.7)	—	—	(17.4)	—	(17.4)
Issuance of common stock through shared based compensation plans	0.1	—	—	—	—	0.1	—	0.1
Other comprehensive income	—	—	—	—	2.8	2.8	—	2.8
Share-based compensation	—	5.3	—	—	—	5.3	—	5.3
Dividends to non-controlling interests	—	—	—	—	—	—	(6.1)	(6.1)
Balance, June 30, 2018	$108.9	$2.4	$28.6	$—	$(15.6)	$124.3	$33.0	$157.3

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

The financial statements are unaudited and should be read in conjunction with the Annual Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K for our fiscal year ended September 30, 2017. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all adjustments have been included to provide a fair statement of the results for the reporting periods presented. All significant inter-company accounts and transactions have been eliminated. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the results of operations for the full year.

Accounting Policies

The policies used in preparing the Consolidated Financial Statements are the same as those used in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017. There have been no significant changes to these accounting policies during the three and nine months ended June 30, 2018.

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

2.NEW ACCOUNTING GUIDANCE

Accounting Guidance Implemented

Income Taxes

In March 2018, the FASB issued guidance relative to Incomes Taxes (Topic 740) that adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. SAB

118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our Consolidated Financial Statements as of June 30, 2018.

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

Revenue Recognition

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year, while providing the option to early adopt the standard on the original effective date. In December 2016 there were further updates to the original guidance that did not revise the effective date. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the standard effective October 1, 2018. The standard could impact the amount and timing of revenue that we recognize. The Company will adopt the standard using the modified retrospective method, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The initial analysis of identifying revenue streams and potential impacts of the new guidance is substantially complete, and the Company is now analyzing the potential magnitude of impact to the consolidated financial statements and related disclosures. The evaluation of the standard will continue through the date of adoption.

Leases

In February 2016, the FASB issued guidance which requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, including operating leases, with a term in excess of 12 months. The guidance also expands the quantitative and qualitative disclosure requirements. The guidance is effective in fiscal year 2020, with early adoption permitted, and originally required to be applied using a modified retrospective approach. In July 2018, the FASB issued updates to the lease standard making transition requirements less burdensome. The update provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. The Company is currently the lessee under various agreements for distribution equipment, vehicles and buildings that are currently accounted for as operating leases. The new guidance requires the lessee to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations. The Company will adopt the standard effective October 1, 2019. We are currently evaluating the impact of adopting this new guidance on our Consolidated Financial Statements.

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

During the three and nine months ended June 30, 2018, we recognized a net charge of $6.7 million and $16.7 million, respectively. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

During the three and nine months ended June 30, 2017, we recognized a net charge of $6.0 million and $15.3 million, respectively. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

The following table summarizes the carrying amount of the accrual for the business separation, restructuring and cost reduction actions at June 30, 2018:

Severance and Other Benefits
(In millions)
Balance, September 30, 2017	$4.2
Current Period Charge	0.4
Cash Payments	(2.3)
Balance, June 30, 2018	$2.3

4.INVENTORIES

The components of inventories are as follows:

	June 30, 2018	September 30, 2017
(In millions)
Inventories at FIFO cost
Finished goods	$101.4	$87.6
Work in process	15.6	20.3
Raw materials, supplies and other	59.5	52.5
	176.5	160.4
Less: Excess of FIFO cost over LIFO cost	(9.0)	(8.8)
Inventories	$167.5	$151.6

FIFO cost approximates replacement cost.

5.GOODWILL

Changes to the carrying amount of goodwill by segment are as follows:

	Materials	Delivery Systems and Services	Total
(In millions)
Balance, September 30, 2017	$165.3	$17.3	$182.6
Currency translation adjustment	0.9	0.1	1.0
Balance, June 30, 2018	$166.2	$17.4	$183.6

Goodwill is subject to impairment testing in the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of goodwill might not be recoverable. There were no events or circumstances indicating that goodwill might be impaired at June 30, 2018.

6.DEBT

Components of Debt

	June 30, 2018	September 30, 2017
(In millions)
Short-term borrowings(A)	$—	$—
Current portion of long-term debt	5.8	5.8
Long-term debt	975.2	977.0
Total Debt	$981.0	$982.8

(A)	Represents borrowing under foreign lines of credit by non-U.S. subsidiaries which are short term in nature. Availability under these lines of credit at June 30, 2018 is $20.5 million.

Long-term debt

	June 30, 2018	September 30, 2017
(In millions)
Term loan facility under Credit Agreement	$564.9	$569.3
Revolving facility under Credit Agreement	—	—
5.500% Senior Notes due 2024	425.0	425.0
Total debt	989.9	994.3
Less debt discount	1.8	2.5
Less deferred debt costs	7.1	9.0
Less current portion of long-term debt	5.8	5.8
Long-term debt payable after one year	$975.2	$977.0

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

Borrowings under the Term Facility bore interest at a rate of either LIBOR (adjusted for statutory reserve requirements), subject to a minimum floor of 0.75%, plus a margin of 2.50% or an alternate base rate, subject to a minimum floor of 1.75%, plus a margin of 1.50%. On October 10, 2017, Versum amended its Credit Agreement. The amendment decreased the interest rate on borrowings under the Term Facility to LIBOR plus a margin of 2.00%, or an alternate base rate plus a margin of 1.00% (effective rate of 4.33% as of June 30, 2018). The amendment removed the minimum floor on LIBOR and the alternate base rate. If our total leverage ratio is equal to or less than 2.00:1.00 (calculated without any netting of cash on hand) the interest rate will decrease further to LIBOR plus a margin of 1.75%, or an alternate base rate plus a margin of 0.75%. The Term Facility matures on September 30, 2023, and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Facility, with the balance payable on September 30, 2023.

Borrowings under the Revolving Facility bear interest initially at a rate of either LIBOR (adjusted for statutory reserve requirements) plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%, subject to a 0.25% margin reduction based on achieving a first lien net leverage ratio of 1.00:1.00. A commitment fee of 0.375% initially, subject to a reduction to 0.25% based on achieving a first lien net leverage ratio of 1.00:1.00, on the unused portion of the Revolving Facility is payable quarterly in arrears. Letter of credit fees are payable on outstanding letters of credit under the Revolving Facility, and fronting fees equal to a percentage to be agreed with each issuing bank (not to exceed 0.125%) are payable to the issuing banks. The Revolving Facility matures on September 30, 2021. A maximum first lien net leverage ratio covenant (total debt net of cash on hand to total adjusted EBITDA) of 3.25:1.00 will apply if we draw upon the Revolving Facility. As of June 30, 2018, we had availability of $200 million under the Revolving Facility.

The Credit Agreement, as amended, provides that, commencing with Versum’s fiscal year ending on September 30, 2017, a percentage of excess cash flow ranging from 0% to 50%, depending on the first lien net leverage ratio, is required to be used to prepay the Term Facility. As of June 30, 2018, there was no requirement to prepay due to excess cash flows.

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

The agreements governing our indebtedness contain a number of affirmative and negative covenants. We were in compliance with all of our covenants at June 30, 2018.

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

As a result of the Tax Act, the Company recorded a provisional net one-time charge of $34.5 million for the nine months ended June 30, 2018. This charge is comprised of a $45.9 million charge for federal and state taxes on the mandatory deemed repatriation of certain of the Company’s foreign accumulated earnings. We expect to elect to pay the federal portion of the resulting liability, net of available tax credits, over the eight year period provided in the Tax Act, with $2.5 million of the federal liability payable in connection with our fiscal year 2018. The deemed repatriation charge was partially offset by a $11.4 million tax benefit related to the estimated revaluation of the Company’s deferred tax assets and liabilities using the U.S. statutory federal and state income tax rates and compensation deductibility rules that are anticipated to apply when the deferred tax assets and liabilities will become current.

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

Versum records U.S. income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. For the nine months ended June 30, 2018, the accrued expense related to withholding taxes on undistributed earnings is $2.5 million.

8.FINANCIAL INSTRUMENTS

We enter into forward exchange contracts to hedge the fair value exposure on inter-company loans. During the three months ended June 30, 2018, this portfolio of forward exchange contracts consisted primarily of Japanese Yen and U.S. Dollars as well as Euros and U.S. Dollars. During the three months ended June 30, 2017, this portfolio of forward exchange contracts consisted primarily of Korean Won and U.S. Dollars as well as Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding at June 30, 2018 and 2017 was approximately 3 months. At June 30, 2018 and September 30, 2017, the total notional principal amount of our outstanding hedge contracts was $32.3 million and $158.4 million, respectively.

As of June 30, 2018 and September 30, 2017, there were no derivatives designated as hedging instruments. The tables below summarize the fair values of our derivatives not designated as hedging instruments and balance sheet location of these outstanding derivatives:

	June 30, 2018
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$0.4	Payables and accrued liabilities	$0.2

	September 30, 2017
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$0.9	Payables and accrued liabilities	$1.5

Refer to Note 9, Fair Value, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our forward contracts:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2018	2017	2018	2017
Forward Exchange Contracts, net of tax:
Net (gain) loss recognized in other (income) expense, net(A)	$(1.3)	$2.3	$0.6	$3.4

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

The carrying values and fair values of our derivatives and debt are as follows:

	June 30, 2018		September 30, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
(In millions)
Assets
Forward Exchange Contracts	$0.4	$0.4	$0.9	$0.9

Liabilities
Forward Exchange Contracts	$0.2	$0.2	$1.5	$1.5
Long-term Debt
Senior Notes	$430.8	$425.0	$450.5	$425.0
Term Facility	565.3	564.9	575.7	569.3
Total Long-term Debt	$996.1	$989.9	$1,026.2	$994.3

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

The components of net periodic pension costs for Versum’s defined benefit pension plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
(In millions)
Service cost	$0.5	$0.6	$1.5	$1.7
Interest cost	0.2	0.1	0.6	0.4
Expected return on assets	(0.1)	—	(0.1)	—
Actuarial loss amortization	—	0.2	—	0.4
Net periodic pension cost	$0.6	$0.9	$2.0	$2.5

Defined Contribution Plan

Versum provides benefits for all U.S. employees and certain non-U.S. employees under a Versum defined contribution plan.

The following table summarizes our defined contribution expense:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
(In millions)
Defined contribution expense	$2.2	$2.1	$6.4	$5.8

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

During the nine months ended June 30, 2017, under the Versum Long-Term Incentive Plan we made a one-time Founders grant of time-based restricted stock units. In addition, during the nine months ended June 30, 2018 and 2017 we granted annual awards of market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue new shares upon the payout of restricted stock units and the exercise of stock options. As of June 30, 2018, there were 3.2 million shares available for future grant under the Versum Long-Term Incentive Plan.

Total after-tax share-based compensation awards cost recognized in the consolidated income statement is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
(In millions)
Before-Tax Share-Based Compensation Award Cost	$2.4	$2.1	$7.4	$5.6
Income Tax Benefit	0.6	0.8	1.8	2.0
After-Tax Share-Based Compensation Award Cost	$1.8	$1.3	$5.6	$3.6

Before-tax share-based compensation award cost is primarily included in selling and administrative expense on our consolidated income statements.

Total before-tax share-based compensation award cost by type of program was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
(In millions)
Restricted stock units	$2.3	$2.0	$7.0	$5.4
Stock options	—	0.1	—	0.2
Director awards	0.1	—	0.4	—
Before-Tax Share-Based Compensation Cost	$2.4	$2.1	$7.4	$5.6

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

New share-based compensation awards
During the nine months ended June 30, 2018, under its Long-Term Incentive Plan Versum granted 200,088 market based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. The performance-based restricted stock units are earned at the end of a performance period beginning October 1, 2017 and ending September 30, 2020, conditioned on the level of Versum’s total shareholder return in relation to a defined peer group over the three-year performance period. The performance-based market stock units are earned based on the percentage change in the price of Versum’s common stock over the performance period beginning October 1, 2017 and ending September 30, 2020.

During the nine months ended June 30, 2017, under the Versum Long-Term Incentive Plan we made a one-time Founders grant of 424,247 time-based restricted stock units at a weighted-average grant-date fair value of $22.53 per unit. One third of these restricted stock units vest on October 1, 2018, one third vest on October 1, 2019, and one third vest on October 1, 2020, subject to the holder’s continued employment with the Company.

In addition, during the nine months ended June 30, 2017, under its Long-Term Incentive Plan Versum granted 304,520 market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. The performance-based restricted stock units are earned at the end of a performance period beginning October 1, 2016 and ending September 30, 2019, conditioned on the level of Versum’s total shareholder return in relation to a defined peer group over the three-year performance period. The performance-based market stock units are earned based on the percentage change in the price of Versum’s common stock over the performance period beginning October 1, 2016 and ending September 30, 2019.

Subject to the recipient’s continued employment, these market-based restricted stock units granted during the nine months ended June 30, 2018 and 2017 generally vest on the date that the Versum Compensation Committee certifies the payout determination under the performance goals, which date must be within 90 days after the end of the performance period. Vesting is subject to certain exceptions in the event of involuntary termination by Versum, death, disability or retirement. Under GAAP, both the performance-based restricted stock units and performance-based market stock units are considered market-based awards. Upon vesting, restricted stock units represent the right to receive shares of our common stock. Dividend equivalent rights accrue for these awards, but do not vest unless the underlying awards vest.

The market-based restricted stock units awarded during the nine months ended June 30, 2018 and 2017 had an estimated grant-date fair value of $50.18 and $29.68, respectively, per unit for the performance-based restricted stock units and $45.71 and $28.37, respectively, for the performance-based market stock units. The fair value of market-based restricted stock units was estimated using a Monte Carlo simulation model as these equity awards are tied to a market condition. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards.

We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period; however, expense recognition is accelerated for retirement eligible individuals who meet the requirements for vesting upon retirement.

The calculation of the fair value of market-based restricted stock units during the nine months ended June 30, 2018 and 2017 used the following assumptions:

	Nine Months Ended June 30,
	2018	2017
(In percentages)
Expected volatility	28.0%	28.7%
Risk-free interest rate	1.9%	1.4%
Expected dividend yield	0.5%	—%

A summary of restricted stock unit activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2017	1.1	$25.30
Granted	0.2	47.23
Paid out	(0.2)	29.65
Outstanding, June 30, 2018	1.1	$29.46

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	22.85
Granted	0.7	25.30
Paid out	(0.1)	15.55
Outstanding, June 30, 2017	1.1	$25.30

No cash payments were made for restricted stock units for the three and nine months ended June 30, 2018 and 2017. As of June 30, 2018 and 2017, there was $16.0 million and $16.1 million, respectively, of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 2.1 and 2.7 years, respectively. The total fair value of restricted stock units paid out during the three and nine months ended June 30, 2018, including shares vested in prior periods, was $0.0 million and $5.0 million, respectively. The total fair value of restricted stock units paid out during the three and nine months ended June 30, 2017, including shares vested in prior periods, was $0.0 million and $1.7 million, respectively.

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

During the three and nine months ended June 30, 2018 and 2017, no stock options were granted.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2017	0.5	$18.55
Granted	—	—
Exercised	—	—
Outstanding, June 30, 2018	0.5	$18.67

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	18.37
Granted	—	—
Exercised	—	—
Outstanding, June 30, 2017	0.5	$18.36

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, June 30, 2018	5.0	$8.5
Exercisable, June 30, 2018	5.0	8.5

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, June 30, 2017	5.7	$7.2
Exercisable, June 30, 2017	5.6	7.0

The aggregate intrinsic value represents the amount by which our closing stock price of $37.15 and $32.50 as of June 30, 2018 and 2017 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable.

The total intrinsic value of stock options exercised during the three and nine months ended June 30, 2018 was $0.1 million and $0.4 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended June 30, 2017 was $0.2 million and $0.3 million, respectively.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of June 30, 2018, the stock options were fully expensed. As of June 30, 2017, there was $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.4 years.

Director Awards

Non-employee directors were granted equity awards under the Versum Long-Term Incentive Plan, with a grant date fair value of $100,000 annually. In the second quarter 2018 non-employee directors were granted restricted stock units for service on our Board of Directors through the 2019 annual meeting of stockholders. Subject to continued service on the Board of Directors, the restricted stock units vest on the earlier of February 8, 2019, and the date immediately prior to Versum's next annual meeting of stockholders, and will be settled in common stock upon vesting. The grant date fair value per share is equal to the closing sales price of our common stock as reported on the New York Stock Exchange on the date of grant.

During the three and nine months ended June 30, 2018, $0.1 million and $0.4 million, respectively, in share-based compensation expense was recognized related to these awards.

12.STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

The table below summarizes changes in accumulated other comprehensive income (loss) (“AOCL”), net of tax:

	Net income on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2017	$(0.2)	$(16.0)	$(2.2)	$(18.4)
Other comprehensive income (loss) before reclassifications	0.2	3.0	(0.5)	2.7
Amounts reclassified from AOCL	—	—	0.1	0.1
Net current period other comprehensive income (loss)	0.2	3.0	(0.4)	2.8
Other comprehensive income attributable to non-controlling interest	—	—	—	—
Balance, June 30, 2018	$—	$(13.0)	$(2.6)	$(15.6)

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2016	$(0.2)	$(9.8)	$—	$(10.0)
Other comprehensive loss before reclassifications	—	(9.2)	—	(9.2)
Net transfers from Air Products	—	3.8	(5.9)	(2.1)
Amounts reclassified from AOCL	—	—	0.3	0.3
Net current period other comprehensive loss	—	(5.4)	(5.6)	(11.0)
Other comprehensive loss attributable to non-controlling interest	—	1.2	—	1.2
Balance, June 30, 2017	$(0.2)	$(16.4)	$(5.6)	$(22.2)

The table below summarizes the reclassifications out of accumulated other comprehensive income (loss) and the affected line item on the consolidated income statements:

	Nine Months Ended June 30,
	2018	2017
(In millions)
Pension Benefits, net of tax(A)	$0.1	$0.3

(A)	The components include actuarial loss amortization and are reflected in net periodic benefit cost. Refer to Note 10, Retirement Benefits, for further information.

Cash Dividend

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. On October 31, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share, totaling $5.5 million, which was paid on November 27, 2017 to shareholders of record as of November 13, 2017. On January 30, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share, totaling $5.4 million, which was paid on February 27, 2018 to shareholders of record as of February 13, 2018. On May 1, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share, totaling $6.5 million, which was paid on May 29, 2018 to shareholders of record as of May 15, 2018.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

13.EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
(In millions, except per share data)
Numerator
Net Income Attributable to Versum	$63.3	$52.7	$143.5	$148.4
Denominator
Weighted average number of common shares - Basic	108.9	108.8	108.9	108.7
Effect of dilutive securities
Employee stock option and other award plans	0.9	0.7	0.8	0.6
Weighted average number of common shares - Diluted	109.8	109.5	109.7	109.3

Earnings Per Common Share Attributable to Versum
Net Income Attributable to Versum - Basic	$0.58	$0.48	$1.32	$1.36
Net Income Attributable to Versum - Diluted	0.58	0.48	1.31	1.36

For the three and nine months ended June 30, 2018, outstanding share-based awards of 0.2 million shares were anti-dilutive and therefore excluded from the computation of diluted earnings per share. For the three and nine months ended June 30, 2017, no outstanding share-based awards were anti-dilutive.

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

Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
(In millions)
Sales
Materials	$218.5	$206.4	$652.0	$612.7
Delivery Systems and Services	130.7	83.5	367.1	217.1
Corporate	0.8	0.9	2.4	2.6
Total	$350.0	$290.8	$1,021.5	$832.4
Operating Income (Loss)
Materials	$71.4	$69.6	$208.8	$207.6
Delivery Systems and Services	37.2	24.0	103.5	54.1
Corporate	(5.7)	(6.6)	(21.1)	(16.4)
Segment Total	$102.9	$87.0	$291.2	$245.3
Business separation, restructuring and cost reduction actions	(6.7)	(6.0)	(16.7)	(15.3)
Total	$96.2	$81.0	$274.5	$230.0

	June 30, 2018	September 30, 2017
(In millions)
Total Assets
Materials	$841.5	$773.8
Delivery Systems and Services	172.7	110.9
Corporate	394.6	362.1
Total	$1,408.8	$1,246.8

16.    SUBSEQUENT EVENT

Cash Dividend

On July 31, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share, to be paid on August 28, 2018 to shareholders of record as of August 14, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2017, included in our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by references to future periods, and include statements about the fiscal year 2018 financial outlook or guidance for Versum; and statements about our business strategies, operating plans, anticipated growth rates, and prospects, anticipated profitability and margins, sales expectations, future operating income and Adjusted EBITDA; our ability to continue successfully providing innovative solutions to customers through technology; estimates regarding future capital requirements; estimates of expenses and cost reduction efforts; estimates of future tax liability and effective tax rates; our ability to execute on our strategy, including our ability to enhance our portfolio positions through future organic and inorganic investments; our ability to meet customer demand; estimates of the size of the market for our products; forecasted industry capital spending and anticipated demand for our products; our ability to compete successfully as a leading materials supplier to the semiconductor industry and obtain next generation node opportunities; our successful and timely completion of various capital projects; and other matters. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target,” “opportunity” and similar expressions, among others, generally identify forward-looking statements, which are based on management’s reasonable expectations and assumptions as of the date the statements were made. Actual results and the outcomes of future events may differ materially from those expressed or implied in the forward-looking statements because of a number of risks and uncertainties, including, without limitation, product supply versus demand imbalances in the semiconductor industry or in certain geographic markets may decrease the demand for our goods and services; our concentrated customer base; our dependence upon the capital expenditure cycles of our customers; our ability to continue technological innovation and successfully introduce new products to meet the evolving needs of our customers; our ability to protect and enforce our intellectual property rights and to avoid violating any third party intellectual property or technology rights; unexpected interruption of or shortages in our raw material supply; inability of sole source, limited source or qualified suppliers to deliver to us in a timely manner or at all; hazards associated with specialty chemical manufacturing, such as fires, explosions and accidents, could disrupt our operations or the operations of our suppliers or customers; increased competition and new product development by our competitors, changing customer needs and price changes in materials and components could result in declining demand for our products; operational, political and legal risks of our international operations, including government actions such as trade wars; recent changes in U.S. tax laws; the impact of changes in environmental and health and safety regulations, anticorruption enforcement, sanctions, import/export controls, tax and other legislation and regulations in jurisdictions in which Versum Materials and its affiliates operate; our available cash and access to additional capital may be limited by substantial leverage and debt service obligations; uncertainty regarding the availability of financing to us in the future and the terms of such financing; agreements governing our indebtedness may restrict our current and future operations, and hamper our ability to respond to changes or to take certain actions; government regulation of raw materials, products and facilities may impact our product manufacturing processes, handling, storage, transportation, uses and applications; possible liability for contamination, personal injury or third party impacts if hazardous materials are released into the environment; cyber security threats may compromise our data or disrupt our information technology applications or services; fluctuation of currency exchange rates; costs and outcomes of litigation or regulatory investigations; the timing, impact, and other uncertainties of future acquisitions or divestitures; restrictions in our governing documents and of Delaware law may prevent or delay an acquisition of us; tax and other potential liabilities to Air Products assumed in connection with the separation and spin-off; restrictions against engaging in certain corporate transactions for two years following the separation and spin-off; potential conflicts of interest between us and Air Products by our directors and officers; potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements with respect to the separation and spin-off and related internal reorganization transactions; and other risk factors described in our most recent Annual Report on Form 10-K and in any of our subsequently filed Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission (“SEC”) and available on the Internet at www.sec.gov. Versum disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in assumptions, beliefs or expectations or any change in circumstances upon which any such forward-looking statements are based.

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

For 2018, we expect semiconductor growth to be in the 6 to 7% range as measured by MSI (millions of square inches of silicon produced) and semiconductor capital spending, measured by WFE (wafer fab equipment spending) to be 9 to 11%.

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

We expect our DS&S segment to continue to produce strong results based on the continued high level of industry capital spending especially for the memory market, our position with key customers and the further development of the semiconductor market in China.

Performance Summary

Third Quarter 2018 vs Third Quarter 2017

•
Sales of $350.0 million increased $59.2 million, or 20.4%. Sales increased due to higher volumes of 21% partially offset by unfavorable price/mix of 2%. The increase in sales was driven by growth from both the DS&S and Materials segments. Advanced Materials saw double digit volume growth with more modest growth in Process Materials. Currency changes had a favorable impact on sales of 1%.

•
Operating income of $96.2 million increased $15.2 million, or 18.8%, due to higher volumes of $23 million partially offset by unfavorable gross profit impacts of $5 million primarily due to price/mix and depreciation, higher Selling & Administrative and Research & Development (“SARD”) and other costs of $2 million and unfavorable separation, restructuring and cost reduction actions of $1 million. Operating income margin was 27.5%, down 40 basis points (“bp”).

•
Adjusted EBITDA of $116.8 million increased $19.1 million, or 19.5%, primarily due to higher volumes of $23 million partially offset by unfavorable gross profit impacts of $2 million and higher SARD and other costs of $2 million. The major drivers of the improved performance were the strong volumes in both DS&S and Advanced Materials. These were partially offset by unfavorable gross profit impacts in Process Materials, including price/mix, and higher SARD and other costs to support growth. Adjusted EBITDA margin was 33.4%, down 20 bp.

•
Cash flows from operations for the nine months ended June 30, 2018 was $135.6 million, with cash used for capital spending of $90.0 million, including $27.8 million of capital spending related to one-time restructuring activities, versus cash flows from operations for the nine months ended June 30, 2017 of $186.8 million. The reduction of $51.2 million was primarily due to increased working capital to support growth and prior year spin related positive cash flow impacts.

RESULTS OF OPERATIONS

Discussion of Consolidated Results - Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017
(In millions)
Sales	$350.0	$290.8
Cost of sales	200.4	159.6
Selling and administrative	35.2	34.5
Research and development	12.4	11.9
Business separation, restructuring and cost reduction actions	6.7	6.0
Other (income) expense, net	(0.9)	(2.2)
Operating income	96.2	81.0
Interest expense	12.5	11.9
Income Before Taxes	83.7	69.1
Income tax provision	19.6	14.4
Net Income	64.1	54.7
Less: Net Income Attributable to Non-controlling Interests	0.8	2.0
Net Income Attributable to Versum	$63.3	$52.7
Non-GAAP Basis
Adjusted EBITDA	$116.8	$97.7

Three Months Ended June 30, 2018 vs. 2017

% Change from Prior Period
Three Months Ended June 30, 2018
Sales
Volume	21%
Price/mix	(2)%
Currency	1%
Total Versum Change	20%

Sales of $350.0 million increased $59.2 million, or 20.4%. Sales increased due to higher volumes of 21% partially offset by unfavorable price/mix of 2%. Currency changes had a favorable impact on sales of 1%. The Materials segment’s sales increased 6% from double digit volume growth in Advanced Materials with more modest growth in Process Materials partially offset by unfavorable price/mix. The DS&S segment’s sales increased 57% primarily driven by continued strong equipment and installation sales growth due to robust demand across all markets, especially Korea and China.

Operating Income and Operating Margin

Operating income of $96.2 million increased $15.2 million, or 18.8%, due to higher volumes of $23 million partially offset by unfavorable gross profit impacts, including price/mix and depreciation, of $5 million, higher SARD and other costs of $2 million and unfavorable separation, restructuring and cost reduction actions of $1 million. Operating margin decreased 40 bp.

Cost of Sales and Gross Profit Margin

Cost of sales of $200.4 million increased $40.8 million, or 25.6%, as a result of higher DS&S activity of $32 million and higher raw materials cost of $9 million primarily due to higher volumes. Gross profit margin of 42.7% decreased by 240 bp primarily as a result of unfavorable segment mix due to robust DS&S revenues.

Selling and Administrative Expense

Selling and administrative expense of $35.2 million increased by $0.7 million. There were no significant items driving the change. Selling and administrative expense as a percent of sales decreased to 10.1% from 11.9%.

Research and Development

Research and development expense of $12.4 million increased $0.5 million, or 4.2%, due to increased spending following our prior year restructuring. Research and development expense as a percent of sales remained flat at 3.5%.

Business Separation, Restructuring and Cost Reduction Actions

During the three months ended June 30, 2018, we recognized a net charge of $6.7 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

Other (Income) Expense, Net

Items recorded to other (income) expense, net arise from transactions and events not directly related to our principal income earning activities.

Other income, net was $0.9 million for the three months ended June 30, 2018 compared to $2.2 million for the three months ended June 30, 2017. There were no significant items driving the change.

Interest Expense

Interest incurred increased $0.6 million due to interest rate fluctuations.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 23.4% for the three months ended June 30, 2018 compared to 20.8% for the three months ended June 30, 2017. The increase in effective tax rate was attributable primarily to (1) a decrease in the benefits associated with foreign tax holidays; and (2) a tax charge related to non-deductible foreign exchange loss in a foreign jurisdiction.

Discussion of Consolidated Results - Nine Months Ended June 30, 2018 vs. Nine Months Ended June 30, 2017

	Nine Months Ended June 30,
	2018	2017
(In millions)
Sales	$1,021.5	$832.4
Cost of sales	587.9	465.0
Selling and administrative	107.1	94.2
Research and development	36.2	33.1
Business separation, restructuring and cost reduction actions	16.7	15.3
Other (income) expense, net	(0.9)	(5.2)
Operating income	274.5	230.0
Interest expense	35.7	35.0
Write-off of financing costs	2.1	—
Income Before Taxes	236.7	195.0
Income tax provision	88.7	41.2
Net Income	148.0	153.8
Less: Net Income Attributable to Non-controlling Interests	4.5	5.4
Net Income Attributable to Versum	$143.5	$148.4
Non-GAAP Basis
Adjusted EBITDA	$329.0	$277.8

Nine Months Ended June 30, 2018 vs. 2017

% Change from Prior Period
Nine Months Ended June 30, 2018
Sales
Volume	25%
Price/mix	(3)%
Currency	1%
Total Versum Change	23%

Sales of $1,021.5 million increased $189.1 million, or 22.7%. Sales increased due to higher volumes of 25% partially offset by unfavorable price/mix of 3%. Currency changes had a favorable impact on sales of 1%. The Materials segment’s sales increased 6% led by strong volume growth in both Advanced Materials and Process Materials offset by unfavorable price/mix primarily in Process Materials. The DS&S segment’s sales increased 69% primarily driven by continued strong equipment and installation sales growth especially in Korea and China.

Operating Income and Operating Margin

Operating income of $274.5 million increased $44.5 million, or 19.3%, due to higher volumes of $81 million offset by higher SARD and other costs of $20 million, unfavorable gross profit impacts of $14 million and unfavorable separation, restructuring and cost reduction actions of $2 million. Operating margin decreased 70 bp.

Cost of Sales and Gross Profit Margin

Cost of sales of $587.9 million increased $122.9 million, or 26.4%, as a result of higher DS&S activity of $96 million and higher raw materials cost of $22 million due to higher volumes and higher costs of $5 million. Gross profit margin of 42.4% decreased by 170 bp primarily as a result of unfavorable segment mix due to robust DS&S revenues.

Selling and Administrative Expense

Selling and administrative expense of $107.1 million increased by $12.9 million. The increase was primarily due to increased staffing to support business growth and infrastructure costs attributed to becoming an independent company. Selling and administrative expense as a percent of sales decreased to 10.5% from 11.3%.

Research and Development

Research and development expense of $36.2 million increased $3.1 million, or 9.4%, due to increased spending following our prior year restructuring. Research and development expense as a percent of sales remained flat at 3.5%.

Business Separation, Restructuring and Cost Reduction Actions

During the nine months ended June 30, 2018, we recognized a net charge of $16.7 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and headquarters and set up of the stand-alone organization and infrastructure.

Other (Income) Expense, Net

Items recorded to other (income) expense, net arise from transactions and events not directly related to our principal income earning activities.

Other income, net was $0.9 million for the nine months ended June 30, 2018 compared to $5.2 million for the nine months ended June 30, 2017. This change is primarily due to changes in foreign exchange on overseas cash holdings.

Interest Expense

Interest incurred increased $0.7 million due to interest rate fluctuations.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 37.5% for the nine months ended June 30, 2018 compared to 21.1% for the nine months ended June 30, 2017. The change in effective tax rate was attributable primarily to (1) a one-time U.S. tax charge on the deemed mandatory repatriation of certain accumulated foreign earnings as a result of the newly-enacted Tax Act, (2) a one-time revaluation of deferred tax assets and liabilities as a result of the tax rate and compensation deductibility provisions in the Tax Act, (3) the reduction in the benefits associated with foreign tax holidays; and (4) a tax benefit related to reversal of an uncertain tax position in a foreign jurisdiction as a result of a statute of limitation expiration. See Note 7, “Income Taxes”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Three Months Ended June 30, 2018 vs. 2017

Below is a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
	2018	2017
(In millions, except percentages)
Net Income Attributable to Versum	$63.3	$52.7
Add: Interest expense	12.5	11.9
Add: Income tax provision	19.6	14.4
Add: Depreciation and amortization	13.9	10.7
Add: Non-controlling interests	0.8	2.0
Add: Business separation, restructuring and cost reduction actions	6.7	6.0
Adjusted EBITDA	$116.8	$97.7
Adjusted EBITDA Margin	33.4%	33.6%
Change from prior year	$19.1
% change from prior year	19.5%

Adjusted EBITDA of $116.8 million increased $19.1 million, or 19.5%, primarily due to higher volumes of $23 million partially offset by unfavorable gross profit impacts of $2 million and higher SARD and other costs of $2 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Three Months Ended June 30,
	2018	2017
(In millions)
Materials	$218.5	$206.4
DS&S	130.7	83.5
Corporate	0.8	0.9
Total Company Sales	$350.0	$290.8

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Three Months Ended June 30,
	2018	2017
(In millions, except percentages)
Materials
Operating income	$71.4	$69.6
Add: Depreciation and amortization	13.0	10.1
Segment Adjusted EBITDA	$84.4	$79.7
Segment Adjusted EBITDA margin(A)	38.6%	38.6%
DS&S
Operating income	$37.2	$24.0
Add: Depreciation and amortization	0.7	0.3
Segment Adjusted EBITDA	$37.9	$24.3
Segment Adjusted EBITDA margin(A)	29.0%	29.1%
Corporate
Operating loss	$(5.7)	$(6.6)
Add: Depreciation and amortization	0.2	0.3
Segment Adjusted EBITDA	$(5.5)	$(6.3)

Total Versum Adjusted EBITDA	$116.8	$97.7

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended June 30,
(In millions)	2018	2017
Operating Income
Segment total	$102.9	$87.0
Business separation, restructuring and cost reduction actions	(6.7)	(6.0)
Combined Total	$96.2	$81.0

Materials

% Change from Prior Period
Three Months Ended June 30, 2018
Sales
Volume	8%
Price/mix	(3)%
Currency	1%
Total Materials Sales Change	6%

Sales of $218.5 million increased $12.1 million, or 5.9%, primarily due to higher volumes of 8% and favorable currency impacts of 1%. The higher volumes of 8% were driven by double digit volume growth in Advanced Materials with more modest growth in Process Materials. These increases were partially offset by unfavorable price/mix of 3%.

Operating income of $71.4 million increased $1.8 million, or 2.6%, due to higher volumes of $9 million partially offset by unfavorable gross profit impacts of $6 million primarily from unfavorable price/mix and higher depreciation. This was in addition to higher SARD costs of $1 million.

Adjusted EBITDA of $84.4 million increased $4.7 million, or 5.9%, due to higher volumes of $9 million partially offset by unfavorable gross profit impacts of $3 million primarily from unfavorable price/mix and higher SARD costs of $1 million. Adjusted EBITDA margin remained flat at 38.6%.

Delivery Systems and Services

% Change from Prior Period
Three Months Ended June 30, 2018
Sales
Volume	55%
Price/mix	—%
Currency	2%
Total DS&S Sales Change	57%

Sales of $130.7 million increased $47.2 million, or 56.5%, due to continued strong equipment and installation project growth especially in China and Korea.

Operating income of $37.2 million increased $13.2 million, or 55.0%, due to higher volumes of $14 million and favorable gross profit impacts of $1 million partially offset by higher SARD costs of $2 million.

Adjusted EBITDA of $37.9 million increased $13.6 million, or 56.0%, due to higher volumes of $14 million and favorable gross profit impacts of $1 million partially offset by higher SARD costs of $1 million. Adjusted EBITDA margin of 29.0% decreased 10 bp.

Corporate

Operating loss of $5.7 million improved by $0.9 million, or 13.6%. There were no significant items driving the change.

Adjusted EBITDA loss of $5.5 million improved by $0.8 million, or 12.7%. There were no significant items driving the change.

Nine Months Ended June 30, 2018 vs. 2017

Below is a reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended June 30,
	2018	2017
(In millions, except percentages)
Net Income Attributable to Versum	$143.5	$148.4
Add: Interest expense	35.7	35.0
Add: Write-off of financing costs	2.1	—
Add: Income tax provision	88.7	41.2
Add: Depreciation and amortization	37.8	32.5
Add: Non-controlling interests	4.5	5.4
Add: Business separation, restructuring and cost reduction actions	16.7	15.3
Adjusted EBITDA	$329.0	$277.8
Adjusted EBITDA Margin	32.2%	33.4%
Change from prior year	$51.2
% change from prior year	18.4%

Adjusted EBITDA of $329.0 million increased $51.2 million, or 18.4%, primarily due to higher volumes of $81 million partially offset by higher SARD and other costs of $20 million and unfavorable gross profit impacts of $10 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Nine Months Ended June 30,
	2018	2017
(In millions)
Materials	$652.0	$612.7
DS&S	367.1	217.1
Corporate	2.4	2.6
Total Company Sales	$1,021.5	$832.4

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Nine Months Ended June 30,
	2018	2017
(In millions, except percentages)
Materials
Operating income	$208.8	$207.6
Add: Depreciation and amortization	35.6	30.4
Segment Adjusted EBITDA	$244.4	$238.0
Segment Adjusted EBITDA margin(A)	37.5%	38.8%
DS&S
Operating income	$103.5	$54.1
Add: Depreciation and amortization	1.4	1.0
Segment Adjusted EBITDA	$104.9	$55.1
Segment Adjusted EBITDA margin(A)	28.6%	25.4%
Corporate
Operating loss	$(21.1)	$(16.4)
Add: Depreciation and amortization	0.8	1.1
Segment Adjusted EBITDA	$(20.3)	$(15.3)

Total Versum Adjusted EBITDA	$329.0	$277.8

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Nine Months Ended June 30,
(In millions)	2018	2017
Operating Income
Segment total	$291.2	$245.3
Business separation, restructuring and cost reduction actions	(16.7)	(15.3)
Combined Total	$274.5	$230.0

Materials

% Change from Prior Period
Nine Months Ended June 30, 2018
Sales
Volume	10%
Price/mix	(5)%
Currency	1%
Total Materials Sales Change	6%

Sales of $652.0 million increased $39.3 million, or 6.4%, primarily due to higher volumes of 10% and favorable currency impacts of 1%. The higher volumes of 10% were driven by strong growth in both Advanced Materials and Process Materials. These increases were partially offset by unfavorable price/mix of 5% primarily in Process Materials.

Operating income of $208.8 million increased $1.2 million, or 0.6%, due to higher volumes of $26 million offset by unfavorable gross profit impacts of $13 million primarily from depreciation and Process Materials carryover price/mix and higher raw material costs. In addition, unfavorable SARD costs of $12 million in support of growth investments and expansion initiatives.

Adjusted EBITDA of $244.4 million increased $6.4 million, or 2.7%, due to higher volumes of $26 million partially offset by higher SARD costs of $12 million in support of growth investments and expansion initiatives and unfavorable gross profit impacts of $8 million primarily from Process Materials carryover pricing impacts, mix and higher raw material costs. Adjusted EBITDA margin of 37.5% decreased 130 bp, primarily due to higher SARD costs in part to support of our growth investments and expansion initiatives.

Delivery Systems and Services

% Change from Prior Period
Nine Months Ended June 30, 2018
Sales
Volume	67%
Price/mix	—%
Currency	2%
Total DS&S Sales Change	69%

Sales of $367.1 million increased $150.0 million, or 69.1%, due to continued strong equipment and installation project growth especially in China and Korea.

Operating income of $103.5 million increased $49.4 million, or 91.3%, due to higher volumes of $55 million partially offset by higher SARD and other costs of $4 and gross profit impacts of $1 million.

Adjusted EBITDA of $104.9 million increased $49.8 million, or 90.4%, due to higher volumes of $55 million partially offset by higher SARD and other costs of $4 million and unfavorable gross profit impacts of $1 million. Adjusted EBITDA margin of 28.6% increased 320 bp.

Corporate

Operating loss of $21.1 increased by $4.7 million, or 28.7%, primarily due to unfavorable foreign exchange impact on overseas cash holdings and unfavorable audit and tax fees.

Adjusted EBITDA loss of $20.3 million increased by $5.0 million, or 32.7%, primarily due to foreign exchange on overseas cash holdings and unfavorable audit and tax fees.

LIQUIDITY AND CAPITAL RESOURCES

Historically, a significant portion of our cash balances are generated by operating activities. Our primary sources of liquidity are cash on hand, which was $289.5 million at June 30, 2018, our cash flows from operations, our Revolving Facility and various non-U.S. credit facilities. We anticipate that our primary uses of cash will be for working capital, debt service, capital expenditures for expansion, productivity and maintenance, potential dividends, acquisitions and general corporate purposes. Our ability to fund these uses of liquidity also will often depend upon where we generate cash, our ability to reinvest in such countries and our ability to repatriate cash into the U.S. Our ability to fund operations and capital needs will depend upon our ongoing ability to generate cash from operations and access the capital markets. We believe that future cash from operations, our Revolving Facility, and access to capital markets will provide adequate resources to meet working capital needs, potential dividends, capital expenditures and strategic investments.

As of June 30, 2018, the majority of our cash and cash items of $289.5 million were held outside the U.S. If we elect to repatriate the foreign cash, we may be required to accrue and pay withholding taxes on a portion of these amounts.

As of June 30, 2018, we had availability of $200.0 million under our Revolving Facility and approximately $20.5 million under our various non-US credit facilities.

As of June 30, 2018, we had $989.9 million of total debt. Our scheduled principal repayments on debt for our fiscal years include $1.4 million due in 2018, $5.8 million due in 2019, $5.8 million due in 2020, $5.8 million due in 2021, $5.8 million due in 2022 and $965.3 million due thereafter. We were in compliance with all of our debt covenants at June 30, 2018, and we expect to remain in compliance with these covenants for at least the next twelve months.

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

To take advantage of the continued strong market demand and the opportunity to drive organic growth, we anticipate increasing our capital expenditures in the fourth quarter of our fiscal year 2018. This includes enhancing our research and manufacturing capabilities in key geographies such as Korea and China and improving our cost and capacity positions in certain Materials products.

In connection with the Tax Act, we recorded a provisional liability of $45.9 million for the Federal and State taxes on the mandatory deemed repatriation of certain foreign accumulated earnings. Due to taxes on the mandatory deemed repatriation, less certain foreign tax credits, we expect our Federal and State cash taxes for our fiscal years to increase $1.9 million for 2018, $2.5 million for 2019, $2.5 million for 2020, $2.5 million for 2021, $2.5 million for 2022 and $21.7 million thereafter.

Additionally, in support of finalizing our transition to an independent company, we expect to spend an additional $1 million of additional capital for relocating the remainder of our infrastructure and establishing our own IT systems during the fourth quarter of our fiscal year 2018.

CASH FLOWS

Our cash flows provided by (used in) operating, investing, and financing activities as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended June 30,
	2018	2017
(In millions)
Operating activities	$135.6	$186.8
Investing activities	(88.9)	(48.4)
Financing activities	(31.0)	(10.5)

Operating Activities

For the nine months ended June 30, 2018, cash provided by operating activities was $135.6 million. Net income attributable to Versum of $143.5 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, gain on sale of assets and share-based compensation expense. Working capital was a use of cash of $60.2 million. The change in working capital was primarily a result of an increase in trade receivables and contracts in progress due to increased sales activity and period over period timing differences related to collections. This was partially offset by an increase in accrued income taxes of $35.9 million largely attributable to a charge as a result of the Tax Act.

For the nine months ended June 30, 2017, cash provided by operating activities was $186.8 million. Net income attributable to Versum of $148.4 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, gain on sale of assets and share-based compensation expense. Working capital was a use of cash of $7.3 million. The change in working capital was primarily a result of an increase in trade receivables of $27.8 million due to increased sales and period over period timing differences related to collections partially offset by a decrease in other receivables related to the Separation from Air Products.

Investing Activities

For the nine months ended June 30, 2018, cash used by investing activities was $88.9 million primarily due to spending for plant and equipment. For the nine months ended June 30, 2017, cash used in investing activities was $48.4 million primarily due to spending for plant and equipment and investments in short-term investments.

Capital expenditures in the nine months ended June 30, 2018 totaled $90.0 million, including $27.8 million of capital spending related to one-time restructuring activities, compared to $41.4 million in the nine months ended June 30, 2017. The increase in capital expenditures of $48.6 million for the period was primarily due to higher plant and equipment spending as well as restructuring capital expenditures such as the relocation of our research and development activities and enterprise resource planning project spending in addition to revenue generating projects.

Financing Activities

For the nine months ended June 30, 2018, cash used for financing activities was $31.0 million primarily due to the payment of long-term debt, dividends paid to shareholders and dividends paid to non-controlling interests. For the nine months ended June 30, 2017, cash used for financing activities was $10.5 million primarily due to the payment of long-term debt, debt issuance costs and a dividend to shareholders.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations.

As of June 30, 2018, our future minimum lease payments after 2022 have increased by approximately $18.0 million. This increase from September 30, 2017 was the result of a 15 year lease extension for our manufacturing facility and our headquarters in Tempe.

Other than noted above, there have been no material changes to contractual obligations since September 30, 2017.

LONG-TERM EMPLOYEE BENEFITS

Refer to Note 10, “Retirement Benefits”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we did not have any off-balance sheet arrangements.

INFLATION

We operate in many countries that experience volatility in inflation and foreign exchange rates. The ability to pass on inflationary cost increases is an uncertainty due to general economic conditions and competitive situations. It is estimated that the cost of replacing our plant and equipment today is greater than its historical cost.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017. During the three months ended June 30, 2018, there have been no significant changes in our critical accounting policies as reported in our 2017 Annual Report on Form 10-K.

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

At June 30, 2018, the net financial instrument position was a liability of $995.9 million.

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

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt assumes an instantaneous 100 bp move in interest rates from the level at June 30, 2018, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $22.2 million in the fair value of our fixed rate debt at June 30, 2018.

Based on the variable-rate debt balance at June 30, 2018, a 100 bp increase in interest rates would result in an additional $5.6 million of interest incurred per year at the end of June 30, 2018.

Foreign Currency Exchange Rate Risk

Our earnings, cash flows, and financial position are exposed to market risks relating to foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.

The sensitivity analysis related to foreign currency exchange rates assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at June 30, 2018, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $3.2 million in the net asset position of financial instruments at June 30, 2018.

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

Approximately 56% of Versum’s sales are denominated in currencies other than the U.S. dollar. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during the nine months ended June 30, 2018, the operating income would be negatively impacted by approximately $14.4 million.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures and to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During the three months ended June 30, 2018, we implemented an Enterprise Resource Planning (“ERP”) system. The implementation of the ERP system represents a change in our internal control over financial reporting. We have taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods.

Other than internal controls affected by the implementation of the new ERP system discussed above, there were no other material changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trade Disputes - Our business may be impacted a continued trade war and implementation of tariffs on our raw materials and products.

In addition to the operational, political and legal risks of international operations discussed in our Annual Report on Form 10-K, recent world events have increased the risks posed by international trade wars, tariffs, and sanctions. The United States has announced tariffs on a list of products imported from China and other countries. While there is uncertainty as to the duration of the proposed tariffs and the products and materials that ultimately will be covered by future tariffs, the tariffs have increased the cost of certain raw materials that we import into the United States, may increase the cost of other raw materials and may negatively impact our margins as we may not be able to pass on the additional cost through increasing the prices of our products. In addition, tariffs implemented by China and other countries could impact the sale of our products or our ability to do business in such countries. Accordingly, the ongoing trade disputes could negatively impact our business, financial condition, results of operations and cash flow.

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

VERSUM MATERIALS, INC.

By:	/s/ George G. Bitto
George G. Bitto
Executive Vice President and Chief Financial Officer
Date:	August 8, 2018

By:	/s/ Jessica Feather-Bowman
Jessica Feather-Bowman
Controller and Principal Accounting Officer
Date:	August 8, 2018