Form 10-K
period 2018-09-30
Versum Materials, Inc.
filed 2018-11-21
CIK 1660690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
Based on the closing sale price as reported on the New York Stock Exchange, the aggregate market value of the voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2018, was approximately $2.9 billion. The registrant has no non-voting common stock.

At November 9, 2018, 109,033,906 shares of common stock, par value $1.00 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

VERSUM MATERIALS, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended September 30, 2018

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
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by references to future periods, and include statements about our financial outlook or guidance; our business strategies, operating plans, anticipated growth rates and prospects, anticipated profitability and margins, sales expectations, future operating income and Adjusted EBITDA; our ability to continue successfully providing innovative solutions to customers through technology; estimates regarding future capital requirements; estimates of expenses and cost reduction efforts; estimates of future tax liability and effective tax rates; our ability to execute on our strategy, including our ability to enhance our portfolio positions through future organic and inorganic investments; our ability to meet customer demand; estimates of the size of the market for our products; forecasted industry capital spending and anticipated demand for our products and services; our ability to compete successfully as a leading materials supplier to the semiconductor industry and obtain next generation node opportunities; our successful and timely completion of various capital projects; and other matters. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target,” “opportunity” and similar expressions, among others, generally identify forward-looking statements, which are based on management’s reasonable expectations and assumptions as of the date the statements were made. In particular, information included in “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. Actual results and the outcomes of future events may differ materially from those expressed or implied in the forward-looking statements because of a number of risks and uncertainties, including, without limitation, product supply versus demand imbalances in the semiconductor industry or in certain geographic markets may decrease the demand for our goods and services; our concentrated customer base; the dependence of our DS&S segment upon the capital expenditure cycles of our customers; our ability to continue technological innovation and successfully introduce new products to meet the evolving needs of our customers; our ability to protect and enforce our intellectual property rights and to avoid violating any third party intellectual property or technology rights; unexpected interruption of or shortages in our raw material supply; inability of sole source, limited source or qualified suppliers to deliver to us in a timely manner or at all; hazards associated with specialty chemical manufacturing, such as fires, explosions and accidents, could disrupt our operations or the operations of our suppliers or customers; increased competition and new product development by our competitors, changing customer needs and price changes in materials and components could result in declining demand for our products; operational, political and legal risks of our international operations; increased costs due to trade wars and the implementation of tariffs; the impact of recent changes in U.S. tax laws; the impact of changes in environmental and health and safety regulations, anticorruption enforcement, sanctions, import/export controls, tax and other legislation and regulations in the U.S. and other jurisdictions in which Versum Materials and its affiliates operate; our available cash and access to additional capital may be limited by substantial leverage and debt service obligations; uncertainty regarding the availability of financing to us in the future and the terms of such financing; agreements governing our indebtedness may restrict our current and future operations, and hamper our ability to respond to changes or to take certain actions; government regulation of raw materials, products and facilities may impact our product manufacturing processes, handling, storage, transportation, uses and applications; possible liability for contamination, personal injury or third party impacts if hazardous materials are released into the environment; cyber security threats may compromise our data or disrupt our information technology applications or services; fluctuation of currency exchange rates; costs and outcomes of litigation or regulatory investigations; the timing, impact, and other uncertainties of future acquisitions or divestitures; restrictions in our governing documents and of Delaware law may prevent or delay an acquisition of us; tax and other potential liabilities to Air Products assumed in connection with the separation and spin-off; potential conflicts of interest between us and Air Products by our directors and officers; potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements with respect to the Separation and Distribution and related internal reorganization transactions; and other risk factors described in “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in any of our subsequently filed Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission (“SEC”) and available on the Internet at www.sec.gov. Versum Materials disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this Annual Report on Form 10-K to reflect any change in assumptions, beliefs or expectations or any change in circumstances upon which any such forward-looking statements are based.

Part 1

Item 1. Business

OUR COMPANY

Versum is an independent public company listed under the symbol “VSM” on the New York Stock Exchange. We are a global provider of innovative solutions to the semiconductor and display industries with expertise in the development, manufacturing, transportation and handling of specialty materials. We employ expertise in molecular design and synthesis, purification, advanced analytics, formulation development and containers and delivery systems for the handling of high purity materials to deliver leading-edge solutions and critical process support to our customers. Versum’s business consists of two operating segments, Materials and Delivery Systems and Services (“DS&S”), under which we manage our operations and assess performance, and a Corporate segment. Our two operating segments are not aggregated, and are reported separately.

We are a leading global supplier of critical materials through our Materials segment, including organosilanes and organometallics deposition films, high purity specialty process gases, cleaners and etchants, and planarization slurries, and through equipment and services in our DS&S segment. Our technical capabilities enable us to foster strong customer relationships which are critical to collaborative development. Unique product positioning and a strong global infrastructure including flexible manufacturing and supply chain capabilities are fundamental to our businesses. Our Corporate segment includes certain administrative costs associated with operating a public company, non-core operating activities, foreign exchange gains and losses, and other income and expense that cannot be directly associated with the operating segments.

Throughout its history, the business has been known for innovative product development and as a safe, reliable and sustainable supplier of materials needed to fabricate semiconductors and displays. Our business is supported by an in-depth knowledge of the chemistries and technologies which underlie the manufacturing process for these electronic devices. We first invested in the electronic materials business to provide specialty gas supply to the semiconductor industry in the 1980s to address the emerging need for higher purity materials. Over the years, we have grown our business both organically and through acquisitions into a highly diversified supplier of materials for the industry.

We believe Versum is well positioned to benefit from secular growth trends and a leading position in the semiconductor materials market, supported by its broad product portfolio, global manufacturing and research infrastructure, product innovation capabilities, a strong new product pipeline and relatively low capital intensity. Our competitive strengths have enabled us to achieve strong earnings and cash flow. For the fiscal year ended September 30, 2018, our net sales were $1,372.3 million; operating income was $374.0 million, or 27.3% of sales; net income was $197.5 million; and Adjusted EBITDA was $445.4 million, or 32.5% of sales. For an explanation of Adjusted EBITDA and a reconciliation to generally accepted accounting principles in the United States of America ("GAAP") net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Non-GAAP Financial Measures” in Part II, Item 7 of this Annual Report on Form 10-K.

Our revenues by segment and destination region are as follows:
* Operating segments only, excludes corporate segment which is 0.2% of total revenue

Total Revenue $1,372.3 million

Our Competitive Strengths

Innovative Product Development

Collaborative product development, a high level of technical innovation, products vetted through customers’ rigorous qualification processes and safe, consistent and reliable supply and distribution have enabled the business to establish strong positions in key product areas. Using Versum products, semiconductor manufacturers create faster, smaller and more efficient devices for both the logic and memory market segments. Our innovative products deliver differentiated performance to our customers’ fabrication processes by enhancing their productivity, quality, and yield; yet they constitute in relative terms a small fraction of the overall costs to develop and manufacture their end product.

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

Technology Leadership

To be an innovative supplier to the semiconductor industry requires a substantial long-term commitment to investing in technology. Our customers continually seek to introduce new generations of semiconductors and we collaborate with them to develop new molecules, formulations and technological improvements to satisfy their needs. Historically, over the past four years, approximately 27% of annual revenues in our Advanced Materials product lines of our Materials segment were based on new products or applications introduced within the last five years. Versum currently has approximately 1,700 patents worldwide and has a highly qualified workforce comprising approximately 470 research scientists, lab technicians and engineers that allow us to sustain our competitive advantage. We are also constructing a state-of-the-art laboratory in Korea to support our planarization business and enable us to better collaborate with our customers in Korea.

Positioned to Take Advantage of Secular Growth Trends

Our business supplies materials used in the manufacture of semiconductors and displays, supporting a wide range of electronic consumer products, providing us with a diversified portfolio of growth opportunities into the future. We believe we will continue to witness the proliferation of semiconductors and displays into durable goods and other devices and growth will be further enhanced by the following secular trends:

•	The continued drive for chip productivity through improved scaling, which we expect to drive the shift to new nodes, the need for new enabling materials and the use of more materials;

•
Strong bit demand growth, which we expect will continue to fuel underlying growth in the memory market, first increasing the demand for legacy materials and then driving the need for new materials as structural complexity increases;

•
The “Internet of Things”, cloud computing, 5G, and artificial intelligence need for data monitoring and storage which we expect will continue to drive the demand for semiconductors impacting both legacy and new materials demand; and

•	Semiconductor growth in China and ultimately in other parts of the world, which we expect will drive increased demand for future innovation and materials.

Strategically Located Global Manufacturing Footprint and Infrastructure

Versum has a well-established global infrastructure with fifteen strategically located manufacturing and seven research and development facilities in Asia and North America. We believe Versum’s global network of production and research facilities are geographically positioned to serve high growth areas and enable us to collaborate with our customers. Our manufacturing facilities include locations in the United States, South Korea, China and Taiwan.

Strong Financial Performance and Cash Flow Generation

Versum has a strong financial profile with net income of $197.5 million, operating margin of 27.3% and Adjusted EBITDA margin of 32.5% for the fiscal year ended September 30, 2018. We expect these strong margins to enable the business to service its debt obligations and generate significant cash flow to drive both future organic and inorganic growth. For an explanation of Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation to GAAP net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reconciliation of Non-GAAP Financial Measures” in Part II, Item 7 of this Annual Report on Form 10-K.

Net income attributable to Versum was $197.5 million in 2018, $193.3 million in 2017, and $209.3 million in 2016. Our Adjusted EBITDA and EBITDA margins are as follows:
Capital expenditures for the business have averaged approximately $72 million per year over the last three years including maintenance capital to support the business of about 2.0% of sales. Given the anticipated increasing market demand for new products combined with our own increased opportunities to enhance our geographic, productivity and capacity positions, we increased our level of growth capital in fiscal year 2018 and expect to again spend more than historical levels in fiscal year 2019. The combination of strong operating margins and low maintenance capital needs should allow us to generate substantial cash flow to fund the increased level of expected growth capital opportunities.

Experienced Management Team

We have a strong management team which combines individuals with long-standing industry experience and leadership in specialty chemicals, materials and the semiconductor industry with key outside hires who bring a diverse perspective to the business from various other companies. Of our top seven senior leaders, four spent the majority of their careers with these businesses while three joined our team from other specialty chemicals companies. Guillermo Novo, our Chief Executive Officer, has 30 years of materials industry operating and executive experience at Rohm & Haas Company, Dow Chemical Company and Air Products.

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

Leverage our Leadership to Drive Growth

We have invested approximately 4% of total sales in new technology, primarily for our Advanced Materials products, over the last three years and expect to increase this level of spending to deliver innovative solutions for our customers. We expect our leadership position, together with the strength of our product portfolio, to drive growth in the markets we compete in. We also believe there are significant opportunities for us to invest capital in strategic acquisitions to strengthen our businesses, broaden our product offerings and geographic positioning, and expand our technology portfolio. We continue to expand our technical presence to locations in closer proximity to our customers to enable us to increase collaboration.

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

Operating Segments

Materials Segment

The Materials segment provides leading edge specialty materials focusing on integrated circuit and flat-panel display customers. The products include specialty chemicals and materials utilized in the production of semiconductors, as well as high-purity specialty gases used in the semiconductor manufacturing process. These products include organosilanes, organometallics and other specialty precursors for thin film deposition, CMP slurries and post CMP cleans, formulated products for post etch and advanced packaging cleaning, process gases for deposition and metallization, chamber cleaning and etching, as well as high purity gases that are used in ion implantation to alter the electrical properties of thin films. The semiconductor industry accounts for more than 80% of segment sales. Materials operates in two product categories: Advanced Materials and Process Materials. The segment benefits from synergies across the business units, including serving the same customer base, developing joint market strategies, sharing common supply chain processes and infrastructure, and utilizing common commercial resources.

Through our global network, our Materials segment positions its research, manufacturing and technical support close to customer facilities, enabling supply chain optimization and rapid response times to product and service needs. Many of our products have undergone rigorous product performance and quality reviews by our customers, to be qualified for use in their products or manufacturing processes. Once these qualification processes are completed and our products are designated by our customers for use in their processes or products, it is often time consuming and costly for our customers to change suppliers. Our products perform critical tasks in customers’ products or manufacturing processes, yet typically represent a very small portion of the cost to manufacture the end products. Over nearly three decades, our Materials segment has developed strong customer relationships with the majority of the industry-leading IDMs, foundries and OEMs through joint product development and providing on-site service and technical personnel at our customers’ facilities.

Materials products are sold on a global basis, with revenue by business unit (Process Materials “PM” and Advanced Materials “AM”) and destination region as follows:

The Materials segment has approximately 830 employees, operates 12 production and 7 research and development facilities and serves more than 200 customers.

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

•
Surface prep and clean (“SP&C”) formulated products are designed to selectively etch and remove debris and contamination during multiple stages of the wafer fabrication process including advanced packaging.

For fiscal year 2018, approximately 87% of our Advanced Materials sales are based on proprietary or patent-protected positions. Product innovation is a key differentiator for Advanced Materials. For example, an organosilane precursor, which we developed in collaboration with a leading OEM, is an enabler for self-aligned double patterning, a process that has allowed device size to decrease far beyond expectations using present day lithography. We believe the move to more advanced transistors continues to create the need for innovation in new deposition and polishing materials. Our shallow trench isolation CMP slurries are exceeding the requirements for dishing control, selectivity, removal rate, and most importantly a reduction in defects.

Advanced Materials has seven technology centers strategically located near our customers, with five in the United States and two in Asia. Our focused research and development efforts offer customers the opportunity to collaborate on the joint development of new materials, align new materials requirements with their product technology cycles and enhance the quality and scale of their specialty material needs.

In fiscal year 2019 we expect to continue to invest in enhancing our innovation capabilities including completing additional research and manufacturing capabilities in Korea.

Process Materials. Process Materials supplies products such as high-purity gases and chemicals utilized in the processes of cleaning, etching, doping, and film deposition for our semiconductor, displays and light emitting diode (“LED”) customers. Our cleaning and etchant gases, like nitrogen trifluoride (NF3) and hexafluorobutadiene (C4F6), are used for chamber cleaning and high aspect etching applications in the production of semiconductors. Our process gases for deposition and metallization, such as tungsten hexafluoride (WF6) are used in the process of depositing film layers to enable the continued advancement of the semiconductor industry. Our dopants such as arsine (AsH3) are used for ion implantation for semiconductors and our hydride gases such as ammonia (NH3) support applications in display and LEDs. Our Process Materials’ products are used in a wide variety of LCD and LED-based displays, and in logic and memory semiconductor production. We supply these products to our customers throughout the U.S., Asia and Europe.

Process materials leverages its global asset footprint and strong safety performance to be a reliable and sustainable supplier of high purity specialty gases and chemicals. In fiscal year 2019 we expect to invest to continue to improve our cost position and increase capacity in certain key products.

Delivery Systems & Services Segment

Our DS&S segment designs, manufactures, installs, operates, and maintains state-of-the-art chemical, gas and slurry delivery and distribution systems enabling the safe and cost efficient use of specialty gases and chemicals delivered directly to our customers’ manufacturing tools. Product development in this business is enhanced through close collaboration with our OEM customers as well as with the Advanced Materials and Process Materials businesses of our Materials segment.

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

Installation Services: We offer resources to assist both new and refurbished semiconductor fabs in the design, installation, startup, and commissioning of the gases and specialty materials delivery systems and quality assurance. Our scope includes project management for installation and startup of the gas and chemical delivery systems, and inventory management. In addition, we sell spare parts, equipment upgrades, equipment maintenance and provide training.

On-Site Services (MEGASYS): We offer on-site services to assist our customers in managing their inventory of gases and chemicals, including ordering, product changes and monitoring, quality assurance, operating our delivery systems, and managing the bulk gas and specialty gas operations. Our employees are physically located at our customers’ fabs and are critical to the safe and efficient operation of such facilities. MEGASYS employs more than 400 employees servicing more than 30 customer locations and has approximately 120 engineers to assist our customers with their delivery system and service needs.

Our products are sold on a global basis, with revenue by product category and destination region as follows:
The DS&S segment has approximately 900 employees and operates three production facilities with one in the U.S. and two in Asia. In fiscal year 2018 we commenced production of certain delivery systems at our new facility in China.

Corporate Segment

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

Competition. The semiconductor market is global in scope with nearly all major semiconductor manufacturers having operations in multiple countries. We serve our customers across four continents and participate in the specialty gases and materials space, spanning six of the seven critical processes steps required for semiconductor manufacturing.

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

Customers

We primarily serve the semiconductor industry for both memory and logic. The semiconductor industry is characterized by large-scale global players and, while we serve a variety of customers from smaller technology firms to OEMs to multinational semiconductor companies, the majority of our sales are concentrated to these large scale global players. In fiscal 2018, the top 20 customers accounted for 81% of our total sales with the top four, Intel, Samsung, SK Hynix and Taiwan Semiconductor Manufacturing Company accounting for 53% of sales.

Sales, Marketing & Distribution

We sell our products and services globally through our direct sales force primarily focused on end use customers but also to OEMs. The direct sales force is organized based on geographic region and business units with coordinated teams for key industry players. As of September 30, 2018, total in-house sales forces consisted of approximately 200 personnel worldwide.

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

We have a broad raw material base with the cost of no single raw material representing more than 3% of our cost of goods sold in 2018. Raw material costs in total constituted 25% of our sales in our Materials segment in 2018. The table below lists the key raw materials and the principal product category for which the materials were used.

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

Employees

As of September 30, 2018, Versum and its subsidiaries had approximately 2,300 employees. Of our employees, approximately 200 are subject to collective bargaining agreements or other similar arrangements.

We observe local customs, legislation and practice in labor relations. Management believes that its relations with employees and their representatives are good. We have not suffered any material work stoppages or strikes in our worldwide operations in the last five years.

Environmental and Regulatory Matters

Versum is subject to various environmental laws and regulations in the countries in which it has operations. Some of our operations are within jurisdictions that have or are developing regulations governing emissions of greenhouse gases (“GHG”). The U.S. Environmental Protection Agency is regulating GHG emissions for new construction and major modifications to existing facilities. The Korean Ministry of the Environments is regulating GHG emissions through the establishment of greenhouse gas reduction and energy savings goals. Increased public awareness and concern may result in more international, U.S. federal, and regional requirements to reduce or mitigate the effects of GHG. Although uncertain, these developments could increase our costs related to consumption of electric power and the production of certain products, such as fluorinated gases. We believe we may be able to mitigate some of the potential costs through our contractual terms; however, we are unable to predict the impact of any potential changes in regulation or future regulation of GHG. Any legislation that limits or taxes GHG emissions from our facilities could impact our results of operations by increasing our operating costs or reducing demand for certain of our products.

The company is also subject to the Homeland Security Agency’s regulations, which address chemical plant safety and vulnerability. Similarly, the Frank R. Lautenberg Chemical Safety for the 21st Century Act reformed the Toxic Control Substances Act (“TSCA”) by requiring the United States Environmental Protection Agency (“EPA”) to prioritize and evaluate the environmental and health risks of existing chemicals and providing EPA with greater authority to regulate chemicals posing unreasonable risks. The law also requires that EPA make an affirmative finding that a new chemical will not pose an unreasonable risk before such chemical can be manufactured or imported. These reforms update TSCA so that it operates in a similar fashion to the Registration, Evaluation, and Authorization of Chemicals (“REACH”) legislation in Europe. Regulations similar to REACH have been enacted in South Korea and Taiwan. Based upon currently available information, the company does not believe that these regulations will have a material impact on its financial condition, results of operations or cash flows.

Research & Development

Versum is committed to further investing in its businesses through research and development. The objective of our research and development effort is to develop innovative chemistries and technologies with applications relevant within targeted key markets. Our technology spending, comprising research and development and technical services costs, was approximately 4% of our total sales in fiscal 2018. The majority of our technology spending is directed toward our innovation based Advanced Materials products where spending has been 10-15% of sales over the last several years. We staff our research and development resources based on the needs and requirements of each business line to develop innovative products. Research and development costs are charged to expense, as incurred. Such costs were $49.1 million, $45.1 million and $43.9 million for the years ended September 30, 2018, 2017 and 2016, respectively.

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

Versum owns approximately 400 United States patents and 1,300 foreign patents, 900 pending patent applications globally and is a licensee under certain patents owned by others. While the patents and licenses are considered important, the company does not consider its business as a whole to be materially dependent upon any particular patent, patent license, or group of related patents or licenses.

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

Demand for our products and services depends in part on global and regional economic conditions affecting the countries in which we do business and the semiconductor industry. Our revenue is primarily dependent on semiconductor demand. Semiconductor demand, in turn, is impacted by changes in consumer demand, since in recent years the industry has seen a significant shift in demand from semiconductor devices for personal computers, which now are largely enterprise-related, to those for mobile devices, which are more consumer-oriented. Historically, semiconductor demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our products to fluctuate. Furthermore, competitive dynamics within the semiconductor industry may impact our business. If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic conditions, trade disputes, political instability or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition. In the past few years, uncertain or adverse economic conditions in certain geographies and changing supply and demand balances in areas served by us have impacted and may in the future impact demand for our products and services, in turn negatively impacting our results of operations. Any changes in capital spending by our customers or demand in the semiconductor industry may negatively impact our cash flow, our ability to service our debt and our results of operations.

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

Our customer base historically has been, and is becoming even more, concentrated as a result of economic and industry conditions. In fiscal 2018, four customers accounted for approximately 53% percent of Versum’s global sales. In fiscal 2018, our top twenty customers accounted for approximately 81% of our global sales. Certain customers have experienced significant ownership or management changes, consolidated with other manufacturers, outsourced manufacturing activities, or engaged in collaboration arrangements with other manufacturers. Customers have entered into strategic alliances or industry consortia that have increased the influence of key industry participants in technology decisions made by their partners. Certain semiconductor and display customers are making an increasingly greater percentage of their respective industry’s capital equipment investments.

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

The electronics and semiconductor industries into which we sell our products experience periodic technological change and product improvement. Our customers continually introduce new generations of products or require new technological capacity to further develop their products. Our customers rely on us to develop new materials to support their new product development. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end-use markets and upon our ability to fund and successfully develop, manufacture and market products in such changing end-use markets. We will have to continue to identify, develop and market innovative products on a timely basis to replace or enhance existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and technology, either alone or with third parties, or licensing intellectual property rights from third parties on a commercially competitive basis. Our new products may not be accepted by our customers or may take us years to commercialize. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, our financial condition, results of operations and cash flows could be adversely affected.

Intellectual Property Rights - If our intellectual property is compromised or copied by competitors or customers, if our competitors were to develop similar or superior intellectual property or technology, or, if our intellectual property or technology violate third-party rights, our financial condition, results of operations and cash flow could be negatively affected.

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, and trade names, are important to our business. Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights. We endeavor to protect our material intellectual property rights in the jurisdictions in which our products are produced and used, and also in the jurisdictions into which our products are imported and used. Although we seek to enforce our intellectual property, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is uncertain. While we own and have applied for numerous patents and trademarks throughout the world covering aspects and improvements for many of our technologies, we may be unable to obtain protection for our intellectual property in key jurisdictions where we rely on local judicial enforcement of our patents and other proprietary rights. For example, although patents were granted in several countries related to a key technology in our advanced deposition product portfolio, the relevant patent was invalidated in South Korea in 2015 and was challenged in Taiwan and China. Patent protection for individual products extends for varying periods in accordance with the legal life of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage. Our patents and other intellectual property rights may expire, be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised. For example, a patent related to a key technology in our advanced deposition product portfolio expired in 2018. An inability to protect, defend or enforce our intellectual property could have an adverse effect on our financial condition, results of operations and cash flows.

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

We use a wide variety of raw materials, including tungsten powder, hydrogen fluoride, specialty silanes, specialty abrasives, ammonia, and nitrous oxide. Shortages or price escalation in these materials could negatively impact our financial results. For example, from late 2016 into 2018 we experienced a nitrous oxide supply disruption resulting from reduced production by a key supplier. We may not be able to find alternative sources of supply in sufficient quantities to meet the needs of our customers, and may not be able to raise prices to recover any increases in raw material costs due to competitive pressures. Increases in raw material costs that cannot be passed on to customers for competitive or other reasons could negatively impact our financial condition, results of operations and cash flows. Even where costs are successfully passed through, price increases may result in lower sales volume.

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

The majority of our revenue is derived from international operations. For the period ended September 30, 2018, 77% of our revenue was generated by sales to customers outside of the United States, including in South Korea, Taiwan, China and the European Union. Our operations in certain foreign jurisdictions, including manufacturing, research and development, sales and customer support, may be affected directly and indirectly by global and local regulation, and economic and political conditions and may be subject to disruption due to:

•
the United Kingdom’s formal trigger of the process for its exit from the European Union, and related negotiations, may cause instability in European economies and may negatively impact the outlook for the global economy;

•	political, economic and social instability, including hyperinflationary conditions, regional and international hostilities and regional and international responses to these hostilities;

•	unanticipated government actions, such as export or import bans, trade wars, tariffs, nationalization of private enterprises and expropriation risk;

•	failure to maintain compliance with multiple legal and regulatory systems and increased difficulty in ensuring compliance by employees, agents, and contractors with the laws of multiple jurisdictions;

•	potential difficulties in protecting intellectual property;

•	controls on the investment, repatriation and exchange rates of capital;

•
potentially adverse tax consequences, including the possible imposition of new taxes, a new corporate tax regime, increased taxes on repatriation or other payments, or challenges to the taxation of the Separation from Air Products in connection with the spin-off in such countries; and

•	cancellation of contractual relationships within these jurisdictions without full compensation for loss.

In addition, economic and political conditions within foreign jurisdictions, trade wars, social unrest, or strained relations between countries can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. Our developing market operations may be subject to greater risks than those faced by our operations in mature economies, including geopolitical, legal, economic and talent risks. For example, effective October 30, 2018, the U.S. Department of Commerce banned exports to a Chinese semiconductor manufacturing company and may in the future impose further restrictions on this or other Chinese semiconductor manufacturers. Such actions may impact our ability to participate in the growth of semiconductor manufacturing in China and in other countries. The occurrence of any of these risks could have a material adverse impact on our financial condition, results of operations and cash flows.

Trade Disputes - Our business may be impacted by an ongoing trade war and implementation of tariffs on our raw materials and products.

Recent world events have increased the risks posed by international trade wars, tariffs, and sanctions. The United States has announced tariffs on a list of products imported from China and other countries. While there is uncertainty as to the duration of the proposed tariffs and the products and materials that ultimately will be covered by future tariffs, the tariffs may increase the costs of certain raw materials that we import into the United States and may negatively impact our margins as we may not be able to pass on the additional cost through increasing the prices of our products. This, in turn, may lead to retaliatory tariffs on U.S. goods that could potentially make our products sold from the U.S. more expensive to non-U.S. customers. Tariffs implemented by China and other countries could impact the sale of our products or our ability to do business in such countries. Accordingly, the ongoing trade disputes could negatively impact our business, financial condition, results of operations and cash flow.

Recent changes in U.S. tax laws may have a material effect on our results of operations and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The changes included in the Tax Act are broad and complex. Although the Tax Act contains a reduction to the United States corporate income tax rate, it may accelerate the recognition of US tax on subsidiary earned income and negatively impact our ability to deduct interest expense, executive compensation, and other expenses, as well as our ability to utilize certain tax credits, among other things. The determination of our income tax provision requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws, including the Tax Act.  As new legislation is enacted to interpret the Tax Act, these changes may require us to adjust our provisional charge and other tax estimates. Subsequent guidance, regulations or audits that differ from our prior interpretations and assumptions, or factors which were not anticipated at the time we estimated our tax provision, all could have a material adverse effect on our cash taxes, results of operations, and financial condition.

Regulatory Compliance - We are subject to extensive government regulation in jurisdictions around the globe. Any changes in regulations addressing, among other things, environmental compliance, anticorruption, sanctions, import/export controls, and taxes, may negatively impact our financial condition, results of operations and cash flows.

We are subject to extensive government regulation in the United States and in the foreign jurisdictions in which we conduct our business, on matters as diverse as anticorruption, import/export controls, trade restrictions, tariffs, taxation, sanctions, anti-money-laundering, environmental and health and safety, and employment and labor relations. Compliance with laws and regulations, including as a result of changes in those laws and regulations from time to time, may involve significant costs or require changes in business practice that could materially impact our financial condition, results of operations and cash flow. For example, our subsidiaries are subject to rules and regulations related to anti-bribery prohibitions of the U.S. and other countries, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the United Kingdom Bribery Act, the Improper Solicitation and Graft Act of Korea (commonly known as the “Kim Young-ran Act”), and the China Anti-Unfair Competition Law. Moreover, export control and economic embargo regulations limit the ability to market, sell, distribute or otherwise transfer products or technology to prohibited countries or persons. In addition, we are subject to the extensive import, export, storage and transportation regulations of each of the countries where we operate due to the hazardous classification of our products. The international nature of our operations, where legal systems outside of the United States may be less understood by us, further increases the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. The FCPA, the United Kingdom Bribery Act, Korea’s Kim Young-ran Act, the China Anti-Unfair Competition Law, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons. There has been an increase in anti-bribery law enforcement activity in recent years, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-

U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. We operate in parts of the world that are recognized as having government and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures will always protect us from improper conduct of our employees or business partners. Actual or alleged violations can be expensive and require significant time and attention from senior management.

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

We maintain leverage and have material debt service obligations. This level of indebtedness could have important negative consequences, including:

•
We will need to use a portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities.

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

•
A portion of our debt has a variable interest rate, and if interest rates increase, our interest expense could increase significantly, affecting earnings and reducing cash flow available for dividends, working capital, expenditures, acquisitions, and other purposes.

•	Our debt and the amount we need to pay to service our debt obligations could place us at a competitive disadvantage compared to any competitors that have less debt.

•
Our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, may require us to maintain specified financial ratios, limit our ability to increase dividends or repurchase stock and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could cause our lenders to terminate commitments under our debt agreements, declare all amounts, including accrued interest, due and payable, and enforce their rights in respect of collateral.

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

However, debt or equity financing may not be available to us on terms we find acceptable. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or the preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. If we raise funds through the issuance of additional equity, your ownership in us would be diluted. If we are unable to raise additional capital when needed, it may impact our financial condition, results of operations and cash flows.

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

Government Regulation of Raw Materials, Products and Facilities - Our financial condition, results of operations and cash flow could be adversely affected by regulation to which our raw materials, products and facilities are subject.

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

We are subject to extensive federal, state, local, and foreign environmental, health and safety laws and regulations concerning, among other things, emissions in the air; discharges to land and water; transportation safety; safety of employees and end product consumers; and the generation, handling, treatment, and disposal of hazardous waste and other materials. Compliance with laws and regulations and any failure to comply with such laws and regulations may involve significant costs or require changes in our business practices that could materially impact our financial condition, results of operations and cash flows. In addition, our production facilities require numerous operating permits that are subject to renewal requirements. Due to the nature of these requirements and ongoing changes in our operations, our operations may exceed limits under permits or we may not have proper permits. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws or permit requirements.

The nature of our operations also exposes us to risk of liability for contamination, personal injury or third party impacts if hazardous materials are released into the environment, which could result in substantial losses, reputational harm, increase in our insurance cost or otherwise adversely impact our results of operations or our common stock.

Environmental, health and safety laws are subject to change and have tended to become more strict over time. Such changes in environmental, health and safety laws or their interpretation, or the enactment of new laws, could result in materially increased capital expenditures and compliance costs. For example, U.S., Korean and international commitments to reduce world-wide emissions of greenhouse gases, including carbon dioxide, could result in legal requirements that materially and adversely impact our financial condition, results of operations and cash flow. The Frank R. Lautenberg Chemical Safety for the 21st Century Act required the U.S. Environmental Protection Agency to make an affirmative finding that a new chemical will not pose an unreasonable risk before such chemical can be manufactured or imported. Regulations similar to the Registration, Evaluation, and Authorization of Chemicals legislation in Europe have been enacted in South Korea and Taiwan. These and other regulatory changes could increase our cost of doing business and have a negative impact on our financial condition, results of operations and cash flows.

Cyber Security - The protection of the confidentiality, integrity and availability of our business applications, infrastructure services and data is important to our business. A compromise of our data or a disruption of our information technology applications or services could damage our reputation and adversely affect our financial condition, results of operations and cash flows.

We depend on information technology to protect the business applications and infrastructure services that enable our business to operate efficiently, interface with customers and maintain financial accuracy and efficiency. Our information technology capabilities are currently delivered through a combination of external service providers. As we separated our business applications and infrastructure services from Air Products, we adopted a “cloud-first”, “software-as-a-service-preferred” enterprise IT strategy that increased our dependency on the security controls of our external service providers. If we, together with our service providers, do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to our confidential business information through a security breach. As with all large systems, our information systems could be penetrated by outside parties’ intent on extracting information, corrupting information, or disrupting business processes. The business applications and infrastructure services we depend on may be subject to sophisticated cyber security threats. We rely on operations technology to protect the industrial controls systems at our manufacturing sites. A cyber breach that disrupts our process safety controls could cause the disruption of our operations and even cause a significant safety incident that threatens life or property. Unauthorized access could disrupt our business operations, result in the loss of assets, intellectual property, employee or customer data, and have a material adverse effect on our financial condition, results of operations and cash flows.

We rely on information security measures to protect our company information, including our intellectual property and technical data, and our employee, customer and vendor information. Our business involves the use, storage, and transmission of this information. The protection of such information, as well as our information, is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new, differing and constantly changing requirements such as the General Data Protection Regulation in the European Union. We also, from time to time, export sensitive customer data and technical information to recipients outside the United States. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery, or other forms of deception, could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, result in fines and penalties, damage our reputation, or otherwise harm our business.

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

We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could be material. We face risks arising from various unasserted and asserted litigation matters, including, but not limited to, employee matters, product liability, patent infringement, regulatory claims, and claims for third party property damage or personal injury stemming from alleged environmental or other torts. In addition, we may have obligations to indemnify Air Products under the terms of the Separation Agreement we entered into with Air Products on September 29, 2016 (the “Separation Agreement”) for certain product liability, environmental, personal injury, tax or other claims. Due to the nature of our products and services and how they are used by our customers, we may be subject to claims by our customers alleging our products or services, or our failure or inability to deliver products and services, impacted their production yield. While we seek to limit our liability in our commercial contractual arrangements, there are no guarantees that each contract will contain suitable limitations of liability or that limitations of liability will be enforceable at law or that we will be able to obtain insurance for any losses we incur. Also, the outcome of existing legal proceedings may differ from our expectations because the outcomes of litigation, including regulatory matters, are often difficult to predict reliably. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables, where applicable, or make such estimates for matters previously not susceptible to reasonable estimates, such as a judicial ruling or judgment, a settlement, regulatory developments, or changes in applicable law. While we believe our existing legal proceedings and claims will not, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations and cash flows, a future adverse ruling, settlement, claim or unfavorable development could result in charges that could have such a material adverse effect.

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

Production Facilities

Region	Segment	Location	Owned/Leased
Americas	Materials	Tempe, AZ	Lease
		Carlsbad, CA	Own
		Catoosa, OK	Lease
		Allentown, PA	Lease
		Dallas, TX	Own
		Tamaqua, PA	Own
		Indianapolis, IN	Lease
	DS&S	Allentown, PA	Own
Asia	Materials	Banwol, South Korea	Own
		Siheung, South Korea	Own
		Pyeongtaek, South Korea	Own
		Ulsan, South Korea	Own
		Nanke, Taiwan	Own
	DS&S	Ansan, South Korea	Own
		Shanghai, China	Own

Technical Centers

Americas	Materials	Tempe, AZ	Lease
		Carlsbad, CA	Own
		Tamaqua, PA	Own
		Allentown, PA	Lease
		Indianapolis, IN	Lease
Asia	Materials	Hsinchu, Taiwan	Lease
		Banwol, South Korea	Lease

Item 3. Legal Proceedings

Refer to Note 21, “Commitments and Contingencies”, to our Annual Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrants Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “VSM”. Versum Materials, Inc. did not begin “regular way” trading on the NYSE until October 3, 2016. On November 9, 2018, we had 6,583 stockholders of record of our common stock.

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

	October 3, 2016	September 30, 2017	September 30, 2018
Versum Materials, Inc.	$100	$139	$129
S&P 1500 Specialty Chemicals	100	113	126
S&P 400 Midcap Index	100	116	131
Philadelphia Semiconductor Index	100	141	165

Item 6. Selected Financial Data

The following table presents Versum’s selected historical condensed consolidated financial data. We derived the selected historical condensed consolidated financial data as of September 30, 2018 and 2017 and for the years ended September 30, 2018, 2017 and 2016 from the Annual Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The selected historical condensed consolidated financial data as of September 30, 2016 and for the year ended September 30, 2015 are derived from our 2017 Annual Report on Form 10-K. The selected historical condensed consolidated financial data as of September 30, 2015 and as of and for the year ended September 30, 2014 are derived from our 2016 Annual Report on Form 10-K. The selected historical condensed consolidated financial data as of September 30, 2014 are derived from the unaudited Annual Combined Financial Statements that are not included in this Annual Report on Form 10-K.

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

Amounts disclosed in the table below have been adjusted for the company's conversion effective the fourth quarter of 2018 from the last in, first out (“LIFO”) cost method to the first in, first out (“FIFO”) cost method for determining the cost of inventories in the United States, which were our only operations that were using the LIFO cost method. The company applied this change retrospectively to all prior periods presented. For a detailed description on impacts see Note 2, “Summary of Significant Accounting Policies”, to our Annual Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

	As of and for the year ended September 30,
	2018	2017	2016	2015	2014
(In millions, except for per share data)
Operating Results (A)
Sales	$1,372.3	$1,126.9	$970.1	$1,009.3	$942.5
Operating income	374.0	300.6	276.2	225.0	164.6
Net income attributable to Versum	197.5	193.3	209.3	187.1	127.0
Non-GAAP Measure (B)
Adjusted EBITDA	445.4	372.1	324.2	304.5	227.1
Basic Earnings Per Share (C)
Net income attributable to Versum	1.81	1.78	1.93	1.72	1.17
Basic shares	108.9	108.7	108.7	108.7	108.7
Diluted Earnings Per Share (C)
Net income attributable to Versum	1.80	1.77	1.93	1.72	1.17
Diluted shares	109.8	109.4	108.7	108.7	108.7
Year-End Financial Position
Total assets (D)	1,505.3	1,255.6	1,052.1	898.4	1,042.0
Total debt (E)	980.0	982.8	986.1	—	5.1
Other Financial Data
Business separation, restructuring and cost reduction actions	20.6	25.5	0.9	21.6	1.3
Research and development	49.1	45.1	43.9	40.7	38.4
Depreciation and amortization	50.8	46.0	46.9	56.9	59.5

(A)
Unless otherwise stated, selected financial data is presented on a GAAP basis. Our operating results were impacted by certain items which management does not believe to be indicative of ongoing business trends and are excluded from the non-GAAP measure.

For 2018, these items include a charge to operating income of $20.6 million related to stand up company costs.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the company’s consolidated financial condition and results of operations should be read along, and is qualified in its entirety by reference to, the consolidated financial statements and the accompanying notes to the consolidated financial information included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those provided in Item 1A. Risk Factors and under the heading “Cautionary Statement Concerning Forward-Looking Statements” above.

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

After the Separation, Versum has performed most of these functions using its own resources or purchased services. However, the remainder of these functions continued to be provided by Air Products under various agreements through a portion of

2018. During 2018 we finalized the administrative separation from Air Products including the transition to our own IT infrastructure.

Included within our Annual Consolidated Financial Statements prior to the Separation were the results of certain businesses which had historically been managed by us, but were retained by Air Products after the Separation.

Certain amounts in the discussion below have been adjusted for the company's conversion effective the fourth quarter of 2018 from the last in, first out (“LIFO”) cost method to the first in, first out (“FIFO”) cost method for determining the cost of inventories in the United States, which were our only operations that were using the LIFO cost method. The company applied this change retrospectively to all prior periods presented. For a detailed description on impacts see Note 2, “Summary of Significant Accounting Policies”, to our Annual Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our Markets

Our business is driven primarily by the demand for semiconductors for both logic and memory and to a lesser extent, displays. Growth in mobile devices, cloud computing, connectivity and data monitoring and storage are driving increasing demand for semiconductors and displays into durable goods and other devices. This has resulted in increased correlation between semiconductor demand and global gross domestic product. In our Materials segment, demand for our products is correlated to the level of semiconductor production volume which in turn is correlated to general GDP. Demand for our products is further enhanced by participation in the advanced technologies and changing architecture of semiconductor devices. In our DS&S segment, product demand more closely follows the amount of capital investment for equipment and manufacturing capacity in the semiconductor industry and sales are impacted by our customers’ investment in new fabrication facilities or in refurbishing existing fabrication facilities.

In fiscal 2018, we experienced growth in our business due to favorable trends in the underlying semiconductor market. This included strong VNAND memory demand fueled by the industry’s move to more vertical layers and the transition to 10 NM and below production in advanced logic devices. Capital spending by the semiconductor industry was at historically high levels, driving demand for equipment in our DS&S segment. In addition, increasing semiconductor output levels fueled demand for our products in the materials segment.

Longer term semiconductor industry growth is expected to remain attractive, growing at a multiple of GDP driven by the broadening use of technology into many market segments including automotive, industrial, medical, data analytic and consumer applications.

For 2019, we expect semiconductor volume growth to remain in the 5 to 7% range as measured by MSI (millions of square inches of silicon produced) and semiconductor capital spending, measured by WFE (wafer fab equipment spending) to be down single digits but to remain at historically high levels.

We believe semiconductor volume growth will continue to translate into strong demand for both new and legacy material products in our Materials segment. To take advantage of the strong market we expect to continue to innovate and increase manufacturing capability for our new products in our Advanced Materials product line. We expect to increase our investment to support organic growth to enhance our positions in key geographies such as Korea and China and improve our cost and capacity positions for key products in our Materials segment. We expect lessening headwinds from pricing and continued capacity constraints for certain products in our Process Materials product line.

We expect our Delivery System and Services segment to continue to benefit from the continued high level of industry capital spending, our position with key customers and the further development of the semiconductor market in China.

Performance Summary

September 30, 2018 vs. September 30, 2017

•
Sales of $1,372.3 million increased $245.4 million, or 21.8%. Sales increased 24% due to higher volumes partially offset by unfavorable price/mix of 3%. Strong volumes across all businesses due primarily to the robust memory market was the major driver of the increase. Currency changes had a favorable impact on sales of 1%.

•
Operating income of $374 million increased $73.4 million, or 24.4%, due to higher volumes of $106 million in both DS&S and Materials and lower business separation, restructuring and cost reduction actions of $5 million partially offset by higher Selling & Administrative and Research & Development (“SARD”) and other costs of $25 million to support growth and unfavorable gross profit impacts of $13 million primarily due to unfavorable impacts in Process Materials, including price/mix and increased depreciation. Operating income margin was 27.3%, up 60 basis points (“bp”).

•
Adjusted EBITDA of $445.4 million increased $73.3 million, or 19.7%, primarily due to higher volumes of $106 million partially offset by higher SARD and other costs of $23 million and unfavorable gross profit impacts of $10 million. The major drivers of the improved performance were the strong volumes in both DS&S and Materials. These were partially offset by unfavorable gross profit impacts in Process Materials, including price/mix, and higher SARD and other costs to support future growth. Adjusted EBITDA margin was 32.5%, down 50 bp.

•	Cash flows from operations was $278.3 million, with cash used for capital spending of $115.4 million, including $28.7 million of capital spending related to one-time restructuring activities.

RESULTS OF OPERATIONS

Discussion of Consolidated Results - September 30, 2018 vs. September 30, 2017 vs. September 30, 2016

	Year Ended September 30,
	2018	2017	2016
(In millions)
Sales	$1,372.3	$1,126.9	$970.1
Cost of sales	788.1	636.4	542.2
Selling and administrative	143.1	125.7	109.8
Research and development	49.1	45.1	43.9
Business separation, restructuring and cost reduction actions	20.6	25.5	0.9
Other (income) expense, net	(2.6)	(6.4)	(2.9)
Operating Income	374.0	300.6	276.2
Equity affiliates’ income	—	—	0.2
Interest expense	48.3	47.4	0.4
Write-off of financing costs	2.1	—	—
Income Before Taxes	323.6	253.2	276.0
Income tax provision	118.9	53.0	58.8
Net Income	204.7	200.2	217.2
Less: Net Income Attributable to Non-controlling Interests	7.2	6.9	7.9
Net Income Attributable to Versum	$197.5	$193.3	$209.3
Non-GAAP Basis
Adjusted EBITDA	$445.4	$372.1	$324.2

Year ended September 30, 2018 vs. September 30, 2017

% Change from Prior Year
Sales
Volume	24%
Price/mix	(3)%
Currency	1%
Total Versum Change	22%

Sales of $1,372.3 million increased $245.4 million, or 21.8%. Sales increased due to higher volumes of 24% partially offset by unfavorable price/mix of 3%. Currency changes had a favorable impact on sales of 1%. The Materials segment’s sales increased 7% led by strong volume growth across the segment offset by unfavorable price/mix primarily in Process Materials. The DS&S segment’s sales increased 65% primarily due to higher volumes driven by the strong equipment and installation project growth, especially in Korea and China.

Operating Income and Margin

Operating income of $374.0 million increased $73.4 million, or 24.4%, due to higher volumes of $106 million and lower business separation, restructuring and cost reduction actions of $5 million partially offset by higher SARD and other costs of $25 million and unfavorable gross profit impacts of $13 million primarily due to unfavorable price/mix and higher depreciation. Operating margin increased 60 bp.

Cost of Sales and Gross Profit Margin

Cost of sales of $788.1 million increased $151.7 million, or 23.8%, as a result of higher delivery systems activity of $122 million, higher raw material costs of $27 million and higher operating costs of $3 million. Gross profit margin of 42.6% decreased by 90 bp primarily as a result of unfavorable segment mix due to robust DS&S growth.

Selling and Administrative Expense

Selling and administrative expense of $143.1 million increased by $17.4 million. The increase was primarily due to increased staffing to support business future growth and infrastructure costs attributed to becoming an independent company. Selling and administrative expense as a percent of sales decreased to 10.4% from 11.2%.

Research and Development

Research and development expense of $49.1 million increased $4.0 million, or 8.9% primarily due to increased staffing following our prior year restructuring. Research and development expense as a percent of sales decreased to 3.6% from 4.0%.

Business Separation, Restructuring and Cost Reduction Actions

During fiscal year 2018, we recognized a net charge of $20.6 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and our headquarters and set up of the stand-alone organization and infrastructure.

Other Income (Expense), Net

Items recorded to other income (expense), net arise from transactions and events not directly related to our principal income earning activities.

Other income (expense), net was $2.6 million in 2018 compared to $6.4 million in 2017. This change is primarily due to changes in foreign exchange on overseas cash holdings.

Interest Expense

Interest expense increased $0.9 million due to interest rate fluctuations offset by the favorable debt repricing.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 36.7% and 20.9% in 2018 and 2017, respectively. The effective tax rate increased in 2018 primarily due to (1) a one-time U.S. tax charge on the deemed mandatory repatriation of certain accumulated foreign earnings as a result of the newly enacted Tax Act; (2) a tax charge related to non-deductible foreign exchange loss in a foreign jurisdiction; (3) a decrease in benefits associated with foreign tax holidays; offset by (4) a benefit related to the release of uncertain tax positions in foreign jurisdictions as a result of statute expirations and audit settlements; and (5) a benefit for a one-time revaluation of deferred tax assets and liabilities as a result of the tax rate and compensation deductibility provisions in the Tax Act. For more information, see Note 19, “Income Taxes”, to our Annual Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Operating Income and Margin

Operating income of $300.6 million increased $24.4 million, or 8.8%, due to higher volumes of $88 million partially offset by unfavorable gross profit impacts of $25 million primarily due to price/mix, higher business separation, restructuring and cost reduction actions of $25 million and higher SARD and other costs of $14 million in part due to the increased cost of being a separate company. Operating margin decreased 180 bp, primarily due to the increased cost of being a separate company and higher business separation, restructuring and cost reduction actions.

Cost of Sales and Gross Profit Margin

Cost of sales of $636.4 million increased $94.2 million, or 17.4%, as a result of higher delivery systems activity of $58 million, higher materials operating costs of $22 million and higher raw materials cost of $14 million due to higher volumes. Gross profit margin of 43.5% decreased by 60 bp primarily as a result of unfavorable price/mix of 200 bp partially offset by favorable volumes of 100 bp.

Selling and Administrative Expense

Selling and administrative expense of $125.7 million increased by $15.9 million. The increase was primarily due to increased staffing and costs associated with becoming an independent company. Selling and administrative expense as a percent of sales decreased to 11.2% from 11.3%.

Research and Development

Research and development expense of $45.1 million increased $1.2 million, or 2.7%, primarily due to spending in key product areas. Research and development expense as a percent of sales decreased to 4.0% from 4.5%.

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

Interest Expense

Interest incurred increased $47.0 million in 2017 compared to 2016. The increase was driven by interest expense on the debt incurred in September 2016 in connection with the Separation.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 20.9% and 21.3% in 2017 and 2016, respectively. The effective tax rate decreased in 2017 primarily due to (1) a shift in the geographic mix of pretax earnings; (2) an increase in benefits associated with tax holidays; and (3) a decrease in cost of repatriating foreign earnings. For more information, see Note 19, “Income Taxes”, to our Annual Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We use non-GAAP measures to assess our operating performance by excluding certain disclosed items that we believe are not representative of our underlying business. Management may use these non-GAAP measures to evaluate our performance period over period and relative to competitors in our industry, to analyze underlying trends in our business, to establish operational budgets and forecasts or for incentive compensation purposes. We use Adjusted EBITDA to calculate performance-based cash bonuses and determine whether certain performance-based options and restricted stock units vest (as such cash bonuses, options and restricted stock units are tied to Adjusted EBITDA). We use Segment Adjusted EBITDA as the primary measure to evaluate the ongoing performance of our business segments. We believe non-GAAP financial measures provide security analysts, investors and other interested parties with meaningful information to understand our underlying operating results and to analyze financial and business trends. Non-GAAP financial measures, including Adjusted EBITDA, should not be viewed in isolation, are not a substitute for GAAP measures, and have limitations which include but are not limited to:

•
Our measures exclude (1) expenses related to business separation, restructuring and cost reduction actions, as detailed in Note 5, “Business Separation, Restructuring and Cost Reduction Actions”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, and (2) the write-off of financing costs, each of which we do not consider to be representative of our underlying business operations. However, these disclosed items represent costs to Versum.

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

Below is a reconciliation of net income to Adjusted EBITDA:

	Year Ended September 30,
	2018	2017	2016
(In millions, except percentages)
Net Income Attributable to Versum	$197.5	$193.3	$209.3
Add: Interest expense	48.3	47.4	0.4
Add: Write-off of financing costs	2.1	—	—
Add: Income tax provision	118.9	53.0	58.8
Add: Depreciation and amortization	50.8	46.0	46.9
Add: Non-controlling interests	7.2	6.9	7.9
Add: Business separation, restructuring and cost reduction actions	20.6	25.5	0.9
Adjusted EBITDA	$445.4	$372.1	$324.2
Adjusted EBITDA Margin	32.5%	33.0%	33.4%
Change from prior year	$73.3	$47.9	$19.7
% change from prior year	19.7%	14.8%	6.5%

Year ended September 30, 2018 vs. September 30, 2017

Adjusted EBITDA of $445.4 million increased $73.3 million, or 19.7%, primarily due to higher volumes of $106 million partially offset by higher SARD and other costs of $23 million and unfavorable gross profit impacts of $10 million.

Year ended September 30, 2017 vs. September 30, 2016

Adjusted EBITDA of $372.1 million increased $47.9 million, or 14.8%, primarily due to higher volumes of $88 million partially offset by unfavorable gross margin impacts of $25 million and higher SARD and other costs of $15 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Year Ended September 30,
	2018	2017	2016
(In millions)
Materials	$885.6	$829.7	$756.7
DS&S	483.7	293.6	213.4
Corporate	3.0	3.6	—
Total Company Sales	$1,372.3	$1,126.9	$970.1

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Year Ended September 30,
	2018	2017	2016
(In millions, except percentages)
Materials
Operating income	$286.5	$274.9	$249.6
Add: Depreciation and amortization	47.7	43.1	44.4
Add: Equity affiliates’ income	—	—	0.2
Segment Adjusted EBITDA	$334.2	$318.0	$294.2
Segment Adjusted EBITDA margin(A)	37.7%	38.3%	38.9%
DS&S
Operating income	$135.5	$71.7	$50.8
Add: Depreciation and amortization	2.1	1.4	2.1
Segment Adjusted EBITDA	$137.6	$73.1	$52.9
Segment Adjusted EBITDA margin(A)	28.4%	24.9%	24.8%
Corporate
Operating loss	$(27.4)	$(20.5)	$(23.3)
Add: Depreciation and amortization	1.0	1.5	0.4
Segment Adjusted EBITDA	$(26.4)	$(19.0)	$(22.9)

Total Versum Adjusted EBITDA	$445.4	$372.1	$324.2

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Year Ended September 30,
(In millions)	2018	2017	2016
Operating Income
Segment total	$394.6	$326.1	$277.1
Business separation, restructuring and cost reduction actions	(20.6)	(25.5)	(0.9)
Consolidated Total	$374.0	$300.6	$276.2

Materials

	% Change from Prior Year
	2018	2017
Sales
Volume	10%	12%
Price/mix	(4)%	(3)%
Currency	1%	1%
Total Materials Sales Change	7%	10%

Year ended September 30, 2018 vs. September 30, 2017

Sales of $885.6 million increased $55.9 million, or 6.7%, primarily due to higher volumes of 10% and favorable currency impacts of 1%. The higher volumes of 10% were driven by double-digit volume growth in Advanced Materials and high single digit volume growth in Process Materials. These increases were partially offset by unfavorable price/mix of 4%. Growth was broad based from new and legacy products in both memory and logic.

Operating income of $286.5 million increased $11.6 million, or 4.2%, due to higher volumes of $37 million partially offset by higher SARD costs of $15 million in support of growth investments and expansion initiatives and gross profit impacts of $10 million primarily from depreciation and Process Materials carryover price/mix and higher costs to support our strategic initiatives.

Adjusted EBITDA of $334.2 million increased $16.2 million, or 5.1%, due to higher volumes of $37 million partially offset by higher SARD costs of $13 million in support of growth investments and expansion initiatives and gross profit impacts of $8 million primarily from Process Materials carryover pricing impacts, mix and higher costs to support our strategic initiatives. Adjusted EBITDA margin of 37.7% decreased 60 bp, primarily due to higher SARD costs in part to support our growth investments and expansion initiatives.

Year ended September 30, 2017 vs. September 30, 2016

Sales of $829.7 million increased $73.0 million, or 9.6%, primarily due to higher volumes of 12% and favorable currency impacts of 1%. The higher volumes of 12% were driven by strong memory market growth and advanced logic new node ramps. These increases were partially offset by unfavorable price/mix of 3%.

Operating income of $274.9 million increased $25.3 million, or 10.1%, due to higher volumes of $60 million and favorable partially offset by unfavorable gross profit impacts of $22 million and unfavorable SARD and other costs of $13 million.

Adjusted EBITDA of $318.0 million increased $23.8 million, or 8.1%, due to higher volumes of $60 million partially offset by unfavorable gross profit impacts of $22 million and unfavorable SARD and other costs of $14 million. Adjusted EBITDA margin of 38.3% decreased 60 bp, primarily due to higher costs and unfavorable price/mix.

Delivery Systems and Services

	% Change from Prior Year
	2018	2017
Sales
Volume	63%	38%
Price/mix	—%	—%
Currency	2%	—%
Total DS&S Sales Change	65%	38%

Year ended September 30, 2018 vs. September 30, 2017

Sales of $483.7 million increased $190.1 million, or 64.7%, due to increased equipment and installation demand across all products and regions, especially in Korea and China.

Operating income of $135.5 million increased $63.8 million, or 89.0%, due to higher volumes of $69 million partially offset by higher SARD and other costs of $4 million and gross profit impacts of $1 million.

Adjusted EBITDA of $137.6 million increased $64.5 million, or 88.2%, due to higher volumes of $69 million partially offset by higher SARD and other costs of $4 million and gross profit impacts of $1 million. Adjusted EBITDA margin of 28.4% increased 350 bp.

Year ended September 30, 2017 vs. September 30, 2016

Sales of $293.6 million increased $80.2 million, or 37.6%, due to increased equipment sales driven by the continued high level of semiconductor industry capital spending.

Operating income of $71.7 million increased $20.9 million, or 41.1%, due to higher volumes of $28 million partially offset by unfavorable gross profit impacts of $5 million and higher SARD and other costs of $2 million.

Adjusted EBITDA of $73.1 million increased $20.2 million, or 38.2%, due to higher volumes of $28 million partially offset by unfavorable gross profit impacts of $6 million and higher SARD and other costs of $2 million. Adjusted EBITDA margin of 24.9% increased 10 bp.

Corporate

Year ended September 30, 2018 vs. September 30, 2017

Operating loss of $27.4 million increased by $6.9 million, or 33.7%, primarily due to unfavorable foreign exchange impacts on overseas cash holdings and unfavorable audit and tax fees.

Adjusted EBITDA loss of $26.4 million increased by $7.4 million, or 38.9%, primarily due to unfavorable foreign exchange impacts on overseas cash holdings and unfavorable audit and tax fees.

Year ended September 30, 2017 vs. September 30, 2016

Operating loss of $20.5 million decreased by $2.8 million or 12.0%, primarily due to lower incentive compensation costs recorded in the corporate segment partially offset by the higher costs of becoming a stand-alone company.

Adjusted EBITDA loss of $19.0 million decreased by $3.9 million or 17.0%, primarily due to lower incentive compensation costs recorded in the corporate segment partially offset by higher cost of becoming a stand-alone company.

LIQUIDITY AND CAPITAL RESOURCES

Historically, a significant portion of our cash balances are generated by operating activities. Our primary sources of liquidity are cash on hand, which was $399.8 million at September 30, 2018, our cash flows from operations, our senior secured first lien revolving credit facility (the “Revolving Facility”) and various non-U.S. credit facilities. We anticipate that our primary uses of cash will be for working capital, debt service, capital expenditures for expansion, productivity and maintenance, potential dividends, acquisitions and general corporate purposes. Our ability to fund these uses of liquidity also will often depend upon where we generate cash, our ability to reinvest in such countries and our ability to repatriate cash into the U.S. Our ability to fund operations and capital needs will depend upon our ongoing ability to generate cash from operations and access the capital markets. We believe that future cash from operations, our Revolving Facility, and access to capital markets will provide adequate resources to meet working capital needs, potential dividends, capital expenditures and strategic investments.

As of September 30, 2018, the majority of our cash and cash items of $399.8 million were held outside the U.S. If we elect to repatriate the foreign cash, we may be required to accrue and pay withholding taxes on a portion of these amounts.

As of September 30, 2018, we had availability of $200 million under our Revolving Facility and approximately $20.3 million under our various non-U.S. credit facilities.

As of September 30, 2018, we had $988.5 million of total debt. Our scheduled principal repayments on debt for our fiscal years include $5.8 million due in 2019, $5.8 million due in 2020, $5.8 million due in 2021, $5.8 million due in 2022, $540.3 million due in 2023 and $425.0 million due thereafter. We were in compliance with all of our debt covenants at September 30, 2018, and we expect to remain in compliance with these covenants for at least the next twelve months.

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

To take advantage of the continued strong market demand and the opportunity to drive organic growth, we anticipate increasing our capital expenditures in fiscal year 2019. This includes enhancing our research and manufacturing capabilities in key geographies such as Korea and China and improving our cost and capacity positions in certain Materials products.

Additionally, in support of finalizing our transition to an independent company, we expect to spend an additional $3-5 million of additional capital for establishing our own IT systems during fiscal year 2019.

In connection with the Tax Act, we recorded a provisional liability of $53.8 million for the Federal and State taxes on the mandatory deemed repatriation of certain foreign accumulated earnings. Due to taxes on the mandatory deemed repatriation, less certain tax credits, we expect our Federal and State cash taxes for our fiscal years to increase $3.2 million for 2019, $3.2 million for 2020, $3.2 million for 2021, $3.2 million for 2022, $3.2 million for 2023 and $24.5 million thereafter.

CASH FLOWS

For the years ended September 30, 2018, September 30, 2017 and September 30, 2016

Our cash flows provided by (used in) operating, investing, and financing activities as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Year Ended September 30,
	2018	2017	2016
(In millions)
Operating activities	$278.3	$262.5	$253.4
Investing activities	(114.0)	(73.6)	(61.9)
Financing activities	(37.1)	(24.7)	(105.5)

Operating Activities

For the year ended September 30, 2018, cash provided by operating activities was $278.3 million. Net income attributable to Versum of $197.5 million is adjusted for reconciling items that include depreciation and amortization, share-based compensation expense, deferred income taxes and gain on sale of assets. Working capital was a use of cash of $2.4 million. The change in working capital was primarily a result of increases in trade receivables, inventory and contracts in progress less progress billings due to increased sales activity and period over period timing differences related to collections. This was partially offset by an increase in accrued income taxes of $50.9 million largely attributable to a charge as a result of the Tax Act.

For the year ended September 30, 2017, cash provided by operating activities was $262.5 million. Net income attributable to Versum of $193.3 million is adjusted for reconciling items that include depreciation and amortization, share-based compensation expense, deferred income taxes and gain on sale of assets. Working capital provided cash of $8.0 million. The change in working capital was primarily a result of an increase in payables and accruals partially offset by increases in trade receivables and inventory. The increase in payables and accruals was primarily the result of period to period timing differences related to payments including those associated with the Separation. The increases in trade receivables and inventory was primarily the result of increased sales activity and period over period timing differences related to collections.

For the year ended September 30, 2016, cash provided by operating activities was $253.4 million. Net income attributable to Versum of $209.3 million is adjusted for reconciling items that include depreciation and amortization, share-based compensation expense, write-down of long-lived assets associated with restructuring, gain on sale of assets, undistributed earnings of equity affiliates and deferred income taxes. We used cash of $3.9 million for working capital purposes. The increase in contracts in progress, less progress billings of $9.2 million primarily relates to spending on large projects.

Investing Activities

For the year ended September 30, 2018, cash used by investing activities was $114.0 million, primarily due to spending for plant and equipment. For the year ended September 30, 2017, cash used for investing activities was $73.6 million, primarily due to spending for plant and equipment and an acquisition. For the year ended September 30, 2016, cash used for investing activities was $61.9 million, as spending for plant and equipment and transfers to restricted cash were partially offset by proceeds from the sale of assets.

Capital expenditures in the year ended September 30, 2018 totaled $115.4 million, including $28.7 million of capital spending related to one-time restructuring activities, compared to $64.0 million, including $25.2 million of capital spending related to one-time restructuring activities in the year ended September 30, 2017. The increase in capital expenditures of $51.4 million for the period was primarily due to higher organic capital spending for plant and equipment and research facilities to support future growth in our business.

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

Cash flow from operations is expected to primarily fund capital spending to fuel organic growth.

Financing Activities

For the year ended September 30, 2018, cash used for financing activities was $37.1 million primarily due to the payment of long-term debt, dividends paid to shareholders and dividends paid to non-controlling interests. For the year ended September 30, 2017, cash used for financing activities was $24.7 million primarily due to dividends paid to shareholders, distributions to non-controlling interests and payments on long-term debt. For the year ended September 30, 2016, cash used for financing activities was $105.5 million primarily due to net transfers to Air Products partially offset by proceeds from issuance of long-term debt.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at September 30, 2018:

		Payments Due for Year Ending September 30,
	Total	2019	2020	2021	2022	2023	Thereafter
(In millions)
Operating leases	$22.1	$5.7	$4.5	$4.0	$3.5	$2.4	$2.0
Unconditional purchase obligations	44.5	44.5	—	—	—	—	—
Long-term debt obligations
Debt	988.5	5.8	5.8	5.8	5.8	540.3	425.0
Expected interest payments on debt	260.8	48.2	47.7	47.4	47.2	46.9	23.4
Total Contractual Obligations	$1,315.9	$104.2	$58.0	$57.2	$56.5	$589.6	$450.4

Leases

For more information on operating leases, see Note 12, “Leases”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Unconditional Purchase Obligations

The unconditional purchase obligations are primarily related to plant and equipment as well as R&D facility enhancements in 2018. Otherwise there are no material obligations.

Long-term Debt Obligations

The long-term debt obligations include the maturity payments of long-term debt, including current portion, and the related contractual interest obligations. Refer to Note 11, “Debt”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on long-term debt.

Contractual interest is the interest we are contracted to pay on the long-term debt obligations. We had $563.5 million of long-term debt subject to variable interest rates at September 30, 2018. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at September 30, 2018. In addition, we had $425.0 million of Senior Notes subject to a 5.5% interest rate at September 30, 2018.

Income Tax Liabilities

Non-current deferred income tax liabilities as of September 30, 2018 were $41.3 million. Liabilities related to unrecognized tax benefits, including interest and penalties, as of September 30, 2018 were $14.8 million. These tax liabilities were excluded from the Contractual Obligations table, as it is impractical to determine a cash impact by year given that payments will vary according to changes in tax laws, tax rates, and our operating results. In addition, there are uncertainties in timing of the effective settlement of our uncertain tax positions with respective taxing authorities. For more information, see Note 19, “Income Taxes”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 2, “Summary of Significant Accounting Policies”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K describes our major accounting policies. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. However, application of the critical accounting policies discussed below requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our management has reviewed these critical accounting policies and estimates and related disclosures with our audit committee.

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

Intangible Assets

Intangible assets with determinable lives at September 30, 2018 totaled $63.5 million and consisted primarily of customer relationships, patents and technology. These intangible assets are tested for impairment as part of the long-lived asset grouping impairment tests. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See the impairment discussion above under Plant and Equipment for a description of how impairment losses are determined. Disclosures related to intangible assets are included in Note 10 to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on form 10-K.

Goodwill

The acquisition method of accounting for business combinations currently requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired, including identified intangibles. Goodwill was $183.0 million as of September 30, 2018. Disclosures related to goodwill are included in Note 9 to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on form 10-K.

We perform an impairment test annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The tests are done at the reporting unit level which is defined as equal to or one level below the operating segment. As part of the goodwill impairment testing, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Under the first option to assess qualitative factors, the factors may include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If we choose not to complete a qualitative assessment for a given reporting unit, or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

To determine the fair value of a reporting unit, we primarily use either an income approach representing the present value of future cash flows or a market approach valuation model. Our valuation model uses a five-year growth period for the business and an estimated exit trading multiple. The principal assumptions utilized in our income approach valuation model include revenue growth rate, operating profit margins, discount rate, and exit multiple. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and long-term financial planning process. The discount rate assumption is calculated based upon an estimated weighted-average cost of capital, which includes factors such as the risk-free rate of return, cost of debt, and expected equity premiums. The exit multiple is determined from comparable industry transactions. When the market approach is utilized, fair value is estimated based on market multiples of revenue and earnings derived from comparable publicly-traded companies engaged in the same or similar lines of business as the reporting unit, adjusted to reflect differences in size and growth prospects. When both the income and market approach are utilized, we review relevant facts and circumstances and make a qualitative assessment to determine the proper weighting. Management judgment is required in the determination of each assumption utilized in the valuation model, and actual results could differ from the estimates.

We have a total of three reporting units. There are two reporting units based on product lines within the Materials segment. The DS&S segment is also a reporting unit. We conducted impairment tests during the fourth quarter of 2018 and determined that there was no goodwill impairment. As of the fourth quarter of 2018, we performed our annual impairment assessment of goodwill using the qualitative assessment and determined that it is more likely than not that the fair values of the reporting units exceed their carrying amount. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge. However, we believe it is not reasonably likely that an impairment will occur at any of its reporting units over the next twelve months.

As described in Note 2, New Accounting Guidance, to the consolidated financial statements, we elected to early adopt the new accounting guidance which simplified the test for goodwill impairment by eliminating the second step in the impairment model, which measured the impairment loss based on the fair value of goodwill. Under the new guidance, an impairment loss will be recognized for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rate. At September 30, 2018, accrued income tax payable, non-current tax payable, and net deferred tax liabilities amounted to $43.3 million, $37.3 million and $23.0 million, respectively. Tax liabilities related to uncertain tax positions as of September 30, 2018 were $14.8 million, including interest and penalties. Income tax expense for the year ended September 30, 2018 was $118.9 million. Disclosures related to income taxes are included in Note 19, “Income Taxes”, to our Annual Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

For purposes of the Consolidated Financial Statements, our income tax expense and deferred tax balances for the fiscal year ended September 30, 2016 has been estimated as if we filed income tax returns on a stand-alone basis separate from Air Products.

Management judgment may be required concerning the ultimate outcome of tax contingencies and the realization of deferred tax assets.

Actual income taxes paid may vary from estimates, depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We believe that our recorded tax liabilities adequately provide for these assessments.

Deferred tax assets are recorded for operating losses and tax credit carryforwards. However, when we do not expect sufficient sources of future taxable income to realize the benefit of the operating losses or tax credit carryforwards, these deferred tax assets are reduced by a valuation allowance. Further, in situations where a cumulative loss for recent years exists, it may be difficult to support a conclusion that expected taxable income from future operations (excluding reversal of existing temporary differences) justifies recognition of deferred tax assets. A valuation allowance is recognized if, based on the weight of available evidence, it is considered more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization include forecasted future taxable income, existing deferred tax liabilities that will reverse in future periods, available tax planning strategies that could be implemented to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits, and the existence of a cumulative loss for recent years. The effect of a change in the valuation allowance is reported in income tax expense.

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

At September 30, 2018, the net financial instrument position was a liability of approximately $1.0 billion.

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

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt assumes an instantaneous 100 bp move in interest rates from the level at September 30, 2018, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $22.0 million in the fair value of our fixed rate debt at September 30, 2018.

Based on the variable-rate debt balance at September 30, 2018, a 100 bp increase in interest rates would result in an additional $5.6 million of interest incurred per year at the end of September 30, 2018.

Foreign Currency Exchange Rate Risk

Our earnings, cash flows, and financial position are exposed to market risks relating to foreign currency exchange rates. It is our policy to minimize our cash flow exposure to adverse changes in currency exchange rates and to manage the financial risks inherent in funding with debt capital.

We enter into forward exchange contracts to hedge the cash flow exposure on inter-company loans. The primary currency pairs for which we have exchange rate exposure related to these forward contracts are Japanese Yen and U.S. dollars as well as Euros and U.S. dollars. There is fair value exposure related to all of the financial instruments in the below sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and materially equal to the impact on the instruments in the analysis.

The sensitivity analysis related to foreign currency exchange rates as they relate to the forward contracts assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at September 30, 2018, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $2.5 million in the net asset position of financial instruments at September 30, 2018.

We also have sales denominated in the South Korean Won, New Taiwan Dollar, Chinese Renmibi, Euro and the Japanese Yen. Approximately 55% of Versum’s sales are denominated in these currencies. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during the year ended September 30, 2018 the operating income would be negatively impacted by approximately $20.5 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Versum Materials, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Versum Materials, Inc. and subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 21, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for certain inventories.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Philadelphia, Pennsylvania
November 21, 2018

Versum Materials, Inc.
ANNUAL CONSOLIDATED INCOME STATEMENTS

	Year Ended September 30,
	2018	2017	2016
(In millions, except per share data)
Sales	$1,372.3	$1,126.9	$970.1
Cost of sales	788.1	636.4	542.2
Selling and administrative	143.1	125.7	109.8
Research and development	49.1	45.1	43.9
Business separation, restructuring and cost reduction actions	20.6	25.5	0.9
Other (income) expense, net	(2.6)	(6.4)	(2.9)
Operating Income	374.0	300.6	276.2
Equity affiliates’ income	—	—	0.2
Interest expense	48.3	47.4	0.4
Write-off of financing costs	2.1	—	—
Income Before Taxes	323.6	253.2	276.0
Income tax provision	118.9	53.0	58.8
Net Income	204.7	200.2	217.2
Less: Net Income Attributable to Non-controlling Interests	7.2	6.9	7.9
Net Income Attributable to Versum	$197.5	$193.3	$209.3
Net income attributable to Versum per common share:
Basic	$1.81	$1.78	$1.93
Diluted	$1.80	$1.77	$1.93
Shares used in computing per common share amounts:
Basic	108.9	108.7	108.7
Diluted	109.8	109.4	108.7

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
ANNUAL CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

	Year Ended September 30,
	2018	2017	2016
(In millions)
Net Income	$204.7	$200.2	$217.2
Other Comprehensive Income (Loss), net of tax
Translation adjustments	1.1	(4.9)	22.8
Gain from hedging activities	0.2	—	—
Pension activity, net of tax of $0.3, $0.5, and $0	(1.3)	(2.2)	—
Total Other Comprehensive Income (Loss)	—	(7.1)	22.8
Comprehensive Income	204.7	193.1	240.0
Net Income Attributable to Non-controlling Interests	7.2	6.9	7.9
Other Comprehensive Income (Loss) Attributable to Non-controlling Interests	(0.2)	1.3	—
Comprehensive Income Attributable to Versum	$197.7	$184.9	$232.1

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
ANNUAL CONSOLIDATED BALANCE SHEETS

	September 30,
	2018	2017
(In millions, except share data)
Assets
Current Assets
Cash and cash items	$399.8	$271.4
Trade receivables, net	184.4	145.3
Inventories	177.1	160.4
Contracts in progress, less progress billings	20.3	15.6
Prepaid expenses	13.6	12.2
Other current assets	17.9	10.8
Total Current Assets	813.1	615.7
Plant and equipment, net	405.1	330.3
Goodwill	183.0	182.6
Intangible assets, net	63.5	70.8
Other noncurrent assets	40.6	56.2
Total Non-current Assets	692.2	639.9
Total Assets	$1,505.3	$1,255.6
Liabilities and Stockholders’ Equity
Current Liabilities
Payables and accrued liabilities	$138.6	$120.8
Accrued income taxes	43.3	31.4
Current portion of long-term debt	5.8	5.8
Total Current Liabilities	187.7	158.0
Long-term debt	974.2	977.0
Noncurrent income tax payable	37.3	—
Deferred tax liabilities	41.3	40.5
Other noncurrent liabilities	52.4	49.9
Total Non-current Liabilities	1,105.2	1,067.4
Total Liabilities	1,292.9	1,225.4
Commitments and Contingencies - See Note 21
Stockholders’ Equity (Deficit)
Common stock (par value $1 per share; 250,000,000 shares; outstanding 108,951,596 and 108,815,330 at September 30, 2018 and 2017, respectively)	109.0	108.8
Capital in excess of par	6.1	4.8
Retained earnings (accumulated deficit)	81.6	(99.6)
Accumulated other comprehensive loss	(18.2)	(18.4)
Total Versum’s Stockholders’ Equity (Deficit)	178.5	(4.4)
Non-controlling Interests	33.9	34.6
Total Stockholders’ Equity	212.4	30.2
Total Liabilities and Stockholders’ Equity	$1,505.3	$1,255.6

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
ANNUAL CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
	2018	2017	2016
(In millions)
Operating Activities
Net income	$204.7	$200.2	$217.2
Less: Net income attributable to non-controlling interests	7.2	6.9	7.9
Net income attributable to Versum	197.5	193.3	209.3
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	50.8	46.0	46.9
Deferred income taxes	1.5	3.0	(0.1)
Undistributed earnings of unconsolidated affiliates	—	—	(0.2)
Gain on sale of assets	(0.3)	(2.0)	(1.0)
Share-based compensation	10.1	8.3	5.0
Gain on sale of long-lived assets associated with restructuring	—	—	(3.2)
Other adjustments	21.1	5.9	0.6
Working capital changes that provided (used) cash:
Trade receivables	(42.2)	(16.3)	(2.1)
Inventories	(15.3)	(23.1)	3.0
Contracts in progress, less progress billings	(5.6)	4.4	(9.2)
Payables and accrued liabilities	14.8	16.5	(5.1)
Accrued income taxes	50.9	5.9	11.0
Other working capital	(5.0)	20.6	(1.5)
Cash Provided by Operating Activities	278.3	262.5	253.4
Investing Activities
Additions to plant and equipment	(115.4)	(64.0)	(35.8)
Proceeds from sale of assets and investments	1.4	3.6	43.4
Acquisition of business	—	(13.2)	—
Transfer to restricted cash	—	—	(69.5)
Cash Used for Investing Activities	(114.0)	(73.6)	(61.9)
Financing Activities
Proceeds from issuance of long-term debt	—	—	572.1
Payments on long-term debt	(5.8)	(5.8)	—
Debt issuance costs	—	(1.7)	(9.3)
Net transfers to Air Products	—	—	(660.7)
Dividends paid to shareholders	(24.0)	(10.9)	—
Dividends paid to non-controlling interests	(7.7)	(7.6)	(7.6)
Other financing activities	0.4	1.3	—
Cash Used for Financing Activities	(37.1)	(24.7)	(105.5)
Effect of Exchange Rate Changes on Cash	1.2	1.6	1.8
Increase in Cash and Cash Items	128.4	165.8	87.8
Cash and Cash items-Beginning of Year	271.4	105.6	17.8
Cash and Cash items-End of Period	$399.8	$271.4	$105.6
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on debt	$45.9	$43.1	$—
Cash paid for taxes	$68.3	$42.9	$—
The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
ANNUAL CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Air Products’ Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Versum’s Stockholders’ Equity (Deficit)	Non-controlling Interests	Total
(In millions)
Balance, September 30, 2015	$—	$—	$—	$752.5	$(32.8)	$719.7	$32.0	$751.7
Net income	—	—	—	209.3	—	209.3	7.9	217.2
Other comprehensive income	—	—	—	—	22.8	22.8	—	22.8
Share-based compensation	—	—	—	5.0	—	5.0	—	5.0
Dividends to non-controlling interests	—	—	—	—	—	—	(7.6)	(7.6)
Net transfers to Air Products	—	—	—	(1,085.8)	—	(1,085.8)	1.6	(1,084.2)
Balance, September 30, 2016	$—	$—	$—	$(119.0)	$(10.0)	$(129.0)	$33.9	$(95.1)
Net income	—	—	193.3	—	—	193.3	6.9	200.2
Net transfers to Air Products	—	—	(292.9)	127.1	(2.4)	(168.2)	0.1	(168.1)
Reclassification of Air Products' net investment to additional paid in capital	—	8.1	—	(8.1)	—	—	—	—
Cash dividend paid	—	(10.9)	—	—	—	(10.9)	—	(10.9)
Issuance of common stock at separation	108.7	—	—	—	—	108.7	—	108.7
Issuance of common stock through shared based compensation plans	0.1	—	—	—	—	0.1	—	0.1
Other comprehensive income (loss)	—	—	—	—	(6.0)	(6.0)	1.3	(4.7)
Share-based compensation	—	7.6	—	—	—	7.6	—	7.6
Dividends to non-controlling interests	—	—	—	—	—	—	(7.6)	(7.6)
Balance, September 30, 2017	$108.8	$4.8	$(99.6)	$—	$(18.4)	$(4.4)	$34.6	$30.2
Net income	—	—	197.5	—	—	197.5	7.2	204.7
Cash dividend paid	—	(7.7)	(16.3)	—	—	(24.0)	—	(24.0)
Issuance of common stock through shared based compensation plans	0.2	—	—	—	—	0.2	—	0.2
Other comprehensive income (loss)	—	—	—	—	0.2	0.2	(0.2)	—
Share-based compensation	—	9.0	—	—	—	9.0	—	9.0
Dividends to non-controlling interests	—	—	—	—	—	—	(7.7)	(7.7)
Balance, September 30, 2018	$109.0	$6.1	$81.6	$—	$(18.2)	$178.5	$33.9	$212.4

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
NOTES TO ANNUAL CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

In September 2016, Versum Materials, Inc. was formed and after its Separation from Air Products on October 1, 2016, Versum began operating as an independent public company and its common stock is listed under the symbol “VSM” on the New York Stock Exchange.

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

Prior to the Separation, the accompanying Annual Consolidated Financial Statements of Versum, were prepared on a stand-alone basis and were derived from Air Products’ consolidated financial statements and accounting records where Versum was a division of Air Products. For all periods presented, the Annual Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Versum. All significant intercompany transactions and balances have been eliminated in the preparation of the accompanying Annual Consolidated Financial Statements. Prior to the Separation, transactions between Versum and Air Products were reflected in the annual consolidated statements of cash flows as a financing activity in “Net transfers to Air Products.”

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

After the Separation, Versum has performed most of these functions using its own resources or purchased services. However, the remainder of these functions continued to be provided by Air Products under various agreements. See Note 4, Related Party Transactions, for a description of the agreements between Versum and Air Products.

For periods prior to October 1, 2016, included within our Annual Consolidated Financial Statements were the results of certain product lines which had historically been managed by us but were retained by Air Products after the Separation. These product lines represented approximately 1% and 1% of annual combined sales and operating income, respectively, for fiscal year 2016.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenue from product sales is recognized as risk and title to the product transfer to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Sales returns and allowances are generally not a business practice in the industry.

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

Financial Instruments

We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. If the circumstances qualify and we designate hedge accounting, the hedging relationship between the underlying financial exposures and the related hedging instrument would be documented on the date the derivative is entered into with the counterparty. We have not designated hedge accounting for any of the forward exchange contracts. Our program currently includes the use of forward exchange contracts to hedge intercompany loans denominated in a foreign currency

Foreign Currency

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

For the fiscal year ended September 30, 2016, certain of our operations included in our Annual Consolidated Financial Statements were divisions of legal entities included in Air Products consolidated U.S. federal and state income tax returns, or tax returns of non-U.S. subsidiaries of Air Products. The provision for income taxes has been prepared and presented in the Annual Consolidated Financial Statements based on a stand-alone basis separate from Air Products. Differences between our separate return income tax provision and cash flows attributable to income taxes for operations that were divisions of legal entities have been recognized as capital contributions from, or dividends to, Air Products, within Air Products’ net investment.

For the fiscal year ended September 30, 2016, the majority of the accrued U.S. federal, state, and foreign income tax balances were treated as settled with Air Products as of the end of the year. Therefore, this is included in Air Products’ net investment in the Annual Consolidated Financial Statements, for such periods.

Non-controlling Interests

We consolidate investments that we control but do not wholly own. The Annual Consolidated Financial Statements include all assets, liabilities, revenues, and expenses of our joint venture in Taiwan for which we have a 74% ownership interest during the periods presented in the Annual Consolidated Financial Statements. The ownership interests held by third party non-controlling partners are presented as non-controlling interests in our annual consolidated balance sheets. Any net income or loss attributed to the non-controlling partners is presented as such in the consolidated income statements. The activity for non-controlling interests for the years ended September 30, 2018, 2017 and 2016 is presented in the annual consolidated statements of stockholders’ equity.

Cash and Cash Items

Cash and cash items generally include cash, time deposits, and certificates of deposit acquired with an original maturity of three months or less for our foreign entities.

Trade Receivables, net

Trade receivables comprise amounts owed to us through our operating activities and are presented net of allowances for doubtful accounts. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations. A provision for customer defaults is made on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience, and existing economic conditions. The allowance also includes amounts for certain customers where a risk of default has been specifically identified, considering factors such as the financial condition of the customer and customer disputes over contractual terms and conditions. Allowance for doubtful accounts were $1.1 million and $1.0 million as of fiscal year end September 30, 2018 and 2017, respectively. Provisions to the allowance for doubtful accounts charged against income were not material in fiscal 2018, 2017, and 2016.

Inventories

Inventories are stated at the lower of cost or net realizable value. We write down our inventories for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions.

Effective the fourth quarter of 2018, the company changed its method for inventory costing from the last-in, first-out (“LIFO”) cost method to the first-in, first-out (“FIFO”) cost method for inventory in the United States, which were the only operations that were using the LIFO cost method. All inventories outside the United States were already accounted for on the FIFO method. This change in accounting method was deemed preferable because the FIFO basis improves the matching of cost of sales with the related sales, causes inventory to be valued on a consistent basis throughout the entire company and valuation is on a more comparable basis with industry peer companies.

This change in accounting method was completed in accordance with US GAAP and all periods presented have been retrospectively adjusted to reflect the period-specific effects of applying the new accounting principle. The cumulative effect of this change in accounting principle, on periods prior to those presented, resulted in an increase in Air Products’ Net Investment of $11.0 million as of September 30, 2015, as presented in this Form 10-K.

The following table summarizes the effect of this accounting change on the company’s consolidated statements of income for each of the years ended September 30, 2017 and 2016:

	As Originally Reported under LIFO	As Adjusted under FIFO	Effect of Change
(In millions, except per share data)
Year ended September 30, 2016
Cost of sales	$539.5	$542.2	$2.7
Net income	219.9	217.2	(2.7)
Net income attributable to Versum	212.0	209.3	(2.7)
Net income attributable to Versum per common share:
Basic	$1.95	$1.93	$(0.02)
Diluted	$1.95	$1.93	$(0.02)

Year ended September 30, 2017
Cost of sales	$636.9	$636.4	$(0.5)
Income tax provision	52.8	53.0	0.2
Net income	199.9	200.2	0.3
Net income attributable to Versum	193.0	193.3	0.3
Net income attributable to Versum per common share:
Basic	$1.78	$1.78	$—
Diluted	$1.76	$1.77	$0.01

As of September 30, 2017, the cumulative effect of the change increased inventories and deferred tax liabilities by $8.8 million and $3.2 million, respectively. This resulted in a net change to total stockholders’ equity of $5.6 million.

For 2018 there was a reduction of $0.2 million to costs of sales and a $0.1 million increase in the income tax provision. The net impact to net income attributable to Versum was an increase of $0.1 million. There was no impact on basic or diluted net income attributable to Versum per common share for 2018.

There was no impact on the cash provided by operating activities on the statement of cash flows as a result of the above changes.

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

We conducted impairment tests during the fourth quarter of 2018 and determined that there was no goodwill impairment.

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

Earnings Per Share

Prior to the Separation, Versum earnings per share for 2016 were calculated using the shares that were distributed to Air Products stockholders immediately following the Separation. For periods prior to the Separation it is assumed that there are no dilutive equity instruments as there were no equity awards in Versum outstanding prior to the Separation.

3.NEW ACCOUNTING GUIDANCE

Accounting Guidance Implemented

Income Taxes

In March 2018, the Financial Accounting Standards Board (“FASB”) issued guidance relative to Income Taxes (Topic 740) that adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible, to provide a reasonable estimate. We have accounted for the tax effects of the Tax Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our Consolidated Financial Statements as of September 30, 2018.

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

New Accounting Guidance to be Implemented

Collaborative Arrangements

In November 2018, the FASB issued guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The company is required to adopt this guidance beginning October 1, 2020. Early adoption is permitted. The company is currently assessing the impact of the guidance on its consolidated financial statements and related disclosures.

Internal Use Software

In August 2018, FASB issued guidance which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The new guidance generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The company is required to adopt this guidance beginning October 1, 2020. Early adoption is permitted. The company is currently assessing the impact of the guidance on its consolidated financial statements and related disclosures.

Defined Benefit Plan Disclosures

In August 2018, the FASB issued guidance which eliminates requirements for certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures under defined benefit pension plans and other post-retirement plans. The company is required to adopt this guidance beginning October 1, 2021. Early adoption is permitted. The amendments in the guidance would need to be applied on a retrospective basis. The company is currently evaluating the potential impact of the adoption of this guidance on our disclosures.

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

Revenue Recognition

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year, while providing the option to early adopt the standard on the original effective date. In December 2016 there were further updates to the original guidance that did not revise the effective date. The guidance can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The company will adopt the standard effective October 1, 2018. The company will adopt the standard using the modified retrospective method, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The company has determined that the adoption of this new standard will not have a material impact to our consolidated financial statements. In addition, we do not expect major changes to the company’s existing accounting systems or internal controls as a result of the adoption. The company is finalizing the disclosures which will be included in its consolidated financial statements upon adoption of the new standard.

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

Total costs allocated to us in the consolidated income statements are summarized below:

Year Ended
September 30, 2016
(In millions)
Cost of sales	$2.8
Selling and administrative	16.8
Research and development	1.0
Business restructuring and cost reduction actions	0.7
Total Allocated Costs	$21.3

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

Tax Matters Agreement. The Tax Matters Agreement generally governs Air Products’ and Versum’s respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution or certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for any tax period ending on or before the Distribution date, as well as tax periods beginning before and ending after the Distribution date. In addition, for 24 months following the October 1, 2016 Distribution date, the Tax Matters Agreement imposed certain restrictions on us and our subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) designed to preserve the tax-free status of the Distribution and certain related transactions. The Tax Matters Agreement includes special rules that allocate tax liabilities in the event the Distribution, or certain related transactions fail to qualify as tax-free for U.S. federal income tax purposes. In general, Versum is liable for taxes incurred by Air Products that may arise if Versum takes, or fails to take, as the case may be, certain actions that may result in the Distribution or certain related transactions failing to qualify as tax-free for U.S. federal income tax purposes.

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

During fiscal year 2018, we recognized a net charge of $20.6 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and our headquarters and set up of the stand-alone organization and infrastructure.

During fiscal year 2017, we recognized a net charge of $25.5 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and our headquarters and set up of the stand-alone organization and infrastructure.

During fiscal year 2016, we recognized a net gain of $0.7 million. The 2016 net gain included a charge of $2.5 million for severance and other benefits related to the elimination of approximately 90 positions as part of cost reduction actions. In addition, we recognized a gain of $3.2 million on assets that were previously written down to a carrying value of $17.9 million. The gain included $1.4 million related to the sale of the on-site ammonia assets. The majority of these actions pertain to the Materials segment.

During fiscal year 2016, we also incurred costs of $1.6 million related to the Separation.

The following table summarizes the carrying amount of the accrual for the business realignment and reorganization at September 30, 2018:

	Severance and Other Benefits	Asset Actions/Other	Total
(In millions)
September 30, 2015	$4.1	$—	$4.1
2016 Charge	2.5	(3.2)	(0.7)
Cash (payments) receipts(A)	(6.0)	4.2	(1.8)
Non-cash expenses	—	(1.0)	(1.0)
September 30, 2016	$0.6	$—	$0.6
2017 Charge	4.7	—	4.7
Cash payments	(1.1)	—	(1.1)
Non-cash expenses	—	—	—
September 30, 2017	$4.2	$—	$4.2
2018 Charge	2.0	—	2.0
Cash payments	(3.0)	—	(3.0)
Non-cash expenses	—	—	—
September 30, 2018	$3.2	$—	$3.2

(A)	Cash payments include an allocation of severance and other benefits of Air Products’ employees within its Corporate and other segment which were paid by Air Products.

6.SALE OF EQUITY AFFILIATE

In December 2015, we sold our investment in our equity affiliate, Daido Air Products Electronics, Inc., for $15.9 million, which resulted in a before-tax gain of $0.7 million for the year ended September 30, 2016. The carrying value at the time of sale included a $12.8 million investment in net assets of and advances to equity affiliates and a $2.4 million foreign currency translation loss that had been deferred in accumulated other comprehensive loss. In addition, the income tax provision, before the valuation allowance (See Note 19), for the year ended September 30, 2016 included an expense of $5.3 million as a result of the sale.

7.INVENTORIES

The components of inventories are as follows:

	September 30,
	2018	2017
(In millions)
Inventories at FIFO cost
Finished goods	$104.3	$87.6
Work in process	15.1	20.3
Raw materials, supplies and other	57.7	52.5
Inventories	$177.1	$160.4

Inventory amounts have been adjusted for the September 30, 2018 conversion from LIFO to FIFO. The cost for FIFO inventory approximates replacement cost. For a detailed description on impacts see Note 2, “Summary of Significant Accounting Policies”.

8.PLANT AND EQUIPMENT, NET

The major classes of plant and equipment are as follows:

	September 30,
	Useful Life in years	2018	2017
(In millions, except useful life)
Land		$22.1	$21.8
Buildings	30	168.6	149.3
Machinery and Equipment
Production facilities	10 to 15	467.4	479.9
Distribution and other(A)	5 to 25	347.8	252.1
Total machinery and equipment		815.2	732.0
Construction in progress		66.2	52.1
Plant and equipment, at cost		1,072.1	955.2
Less: accumulated depreciation		667.0	624.9
Plant and equipment, net		$405.1	$330.3

(A)
The depreciable lives for various types of distribution equipment are 10 to 25 years for cylinders, depending on the nature and properties of the product, and generally 20 years for other distribution equipment such as tanks and trailers.

Depreciation expense was $43.6 million, $38.4 million, and $39.4 million in 2018, 2017, and 2016, respectively.

In January 2016, we sold two onsite ammonia plants for $17.1 million, which resulted in a before-tax gain of $1.4 million during the second quarter of 2016. This gain is reflected in business separation, restructuring and cost reduction actions on our income statement. The income tax provision includes an expense of $1.5 million as a result of the sale.

9.GOODWILL

Changes to the carrying amount of goodwill by segment are as follows:

	Materials	Delivery Systems and Services	Total
(In millions)
Balance at September 30, 2016	$162.6	$17.5	$180.1
Acquisition (Note 23)	5.0	—	5.0
Currency translation adjustment	(2.3)	(0.2)	(2.5)
Balance at September 30, 2017	$165.3	$17.3	$182.6
Currency translation adjustment	0.3	0.1	0.4
Balance at September 30, 2018	$165.6	$17.4	$183.0

Goodwill is subject to impairment testing in the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of goodwill might not be recoverable.

We conducted impairment tests in the fourth quarter of 2018 and determined that there was no goodwill impairment. As of the fourth quarter of 2018, the qualitative assessment did not indicate a need to perform a further quantitative analysis. Therefore, we believe the fair value of each reporting unit still exceeds its carrying value.

10.INTANGIBLE ASSETS

The table below provides details of acquired intangible assets:

	September 30, 2018			September 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
(In millions)
Customer relationships	$79.5	$(26.5)	$53.0	$79.5	$(22.7)	$56.8
Patents and technology	50.3	(41.3)	9.0	50.3	(37.9)	12.4
Other	3.2	(1.7)	1.5	3.2	(1.6)	1.6
Total Intangible Assets	$133.0	$(69.5)	$63.5	$133.0	$(62.2)	$70.8

The intangible assets primarily pertain to the Materials segment and have a remaining useful life of approximately 16 years for customer relationships and 4 years for patents and technology.

Amortization expense for intangible assets was $7.2 million, $7.6 million, and $7.5 million in 2018, 2017, and 2016, respectively.

Projected annual amortization expense for intangible assets as of September 30, 2018 is as follows:

2019	$5.9
2020	5.8
2021	5.8
2022	4.9
2023	3.8
Thereafter	37.3
Total	$63.5

In 2017, Versum acquired the intellectual property and related assets of Dynaloy through a business combination. Refer to Note 23, "Acquisition," for further discussion of the related intangible assets and goodwill.

11.DEBT

Components of Debt

	September 30,
	2018	2017
(In millions)
Short-term borrowings(A)	$—	$—
Current portion of long-term debt	5.8	5.8
Long-term debt	974.2	977.0
Total Debt	$980.0	$982.8

(A)	Represents borrowing under foreign lines of credit by non-U.S. subsidiaries which are short term in nature. Availability under these lines of credit at September 30, 2018 is $20.3 million.

Long-term Debt

	September 30,
	2018	2017
(In millions)
Term loan facility under Credit Agreement	$563.5	$569.3
Revolving facility under Credit Agreement	—	—
5.5% Senior Notes due 2024	425.0	425.0
Total debt	988.5	994.3
Less debt discount	1.8	2.5
Less deferred debt costs	6.7	9.0
Less current portion of long-term debt	5.8	5.8
Long-term debt payable after one year	$974.2	$977.0

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

Borrowings under the Term Facility bore interest at a rate of either LIBOR (adjusted for statutory reserve requirements), subject to a minimum floor of 0.75%, plus a margin of 2.50% or an alternate base rate, subject to a minimum floor of 1.75%, plus a margin of 1.50%. On October 10, 2017, Versum amended its Credit Agreement. The amendment decreased the interest rate on borrowings under the Term Facility to LIBOR plus a margin of 2.00%, or an alternate base rate plus a margin of 1.00% (effective rate of 4.39% as of September 30, 2018). The amendment removed the minimum floor on LIBOR and the alternate base rate. If our total leverage ratio is equal to or less than 2.00:1.00 (calculated without any netting of cash on hand) the interest rate will decrease further to LIBOR plus a margin of 1.75%, or an alternate base rate plus a margin of 0.75%. The Term Facility matures on September 30, 2023, and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Facility, with the balance payable on September 30, 2023.

Borrowings under the Revolving Facility bear interest initially at a rate of either LIBOR (adjusted for statutory reserve requirements) plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%, subject to a 0.25% margin reduction based on achieving a first lien net leverage ratio of 1.00:1.00. A commitment fee of 0.375% initially, subject to a reduction to 0.25% based on achieving a first lien net leverage ratio of 1.00:1.00, on the unused portion of the Revolving Facility is payable quarterly in arrears. Letter of credit fees are payable on outstanding letters of credit under the Revolving Facility, and fronting fees equal to a percentage to be agreed with each issuing bank (not to exceed 0.125%) are payable to the issuing banks. The Revolving Facility matures on September 30, 2021. A maximum first lien net leverage ratio covenant (total debt net of cash on hand to total adjusted EBITDA) of 3.25:1.00 will apply if we draw upon the Revolving Facility. As of September 30, 2018, we had availability of $200 million under Revolving Facility.

The Credit Agreement, as amended, provides that, commencing with Versum’s fiscal year ending on September 30, 2017, a percentage of excess cash flow ranging from 0% to 50%, depending on the first lien net leverage ratio, is required to be used to prepay the Term Facility. As of September 30, 2018, there was no requirement to prepay due to excess cash flows.

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

The agreements governing our indebtedness contain a number of affirmative and negative covenants. We were in compliance with all of our covenants at September 30, 2018.

Maturities

Maturities of long-term debt are as follows:

Total Debt
(In millions)
Payments due for the year ended September 30,
2019	$5.8
2020	5.8
2021	5.8
2022	5.8
2023	540.3
Thereafter	425.0
Total	$988.5

12.LEASES

Lessee Accounting

Operating leases principally relate to real estate and also include distribution equipment and vehicles. Certain leases include escalation clauses, renewal, and purchase options. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense under operating leases, including month-to-month agreements, was $10.8 million in 2018, $12.2 million in 2017, and $7.6 million in 2016.

At September 30, 2018, minimum payments due under leases are as follows:

(In millions)
2019	$5.7
2020	4.5
2021	4.0
2022	3.5
2023	2.4
Thereafter	2.0
Total	$22.1

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

Long-term Debt

The fair value of our Senior Notes is based primarily on quoted market prices reported on or near the respective balance sheet date and is therefore level 1. The fair value of our Term Facility debt is based on estimates using standard pricing models that take into account the value of future cash flows as of the balance sheet date, discounted to a present value using market based assumptions including published interest rates. This standard valuation model utilizes observable market data. Therefore, the fair value of our debt is classified as a level 2 measurement.

The carrying values and fair values of our derivatives and debt are as follows:

	September 30, 2018		September 30, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
(In millions)
Assets
Forward Exchange Contracts	$0.4	$0.4	$0.9	$0.9

Liabilities
Forward Exchange Contracts	$—	$—	$1.5	$1.5
Long-term Debt
Senior Notes	$435.6	$425.0	$450.5	$425.0
Term Facility	567.0	563.5	575.7	569.3
Total Long-term debt	$1,002.6	$988.5	$1,026.2	$994.3

The carrying amounts reported in the annual consolidated balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, and accrued income taxes approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

14.FINANCIAL INSTRUMENTS

We enter into forward exchange contracts to hedge the fair value exposure on inter-company loans. During the year ended September 30, 2018, this portfolio of forward exchange contracts consisted primarily of Japanese Yen and U.S. dollars as well as Euros and U.S. dollars. During the year ended September 30, 2017, this portfolio of forward exchange contracts consisted primarily of Korean Won and U.S. dollars. The maximum remaining term of any forward exchange contract outstanding at September 30, 2018 and 2017 was approximately 1 year. At September 30, 2018 and 2017, the total notional principal amount of our outstanding hedge contracts was $36.1 million and $158.4 million, respectively.

As of September 30, 2018 and 2017, there were no derivatives designated as hedging instruments. The tables below summarize the fair values of our derivatives not designated as hedging instruments and balance sheet location of these outstanding derivatives:

	September 30, 2018
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$0.4	Payables and accrued liabilities	$—

	September 30, 2017
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$0.9	Payables and accrued liabilities	$1.5

Refer to Note 13, Fair Value, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our forward contracts:

	Year Ended September 30, 2018	Year Ended September 30, 2017
(In millions)
Forward Exchange Contracts, net of tax:
Net loss recognized in other (income) expense, net(A)	$0.4	$2.2

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

The following table summarizes the benefit obligation, fair value of the plan assets and the funded status at September 30, 2018 and 2017:

	2018	2017
(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$22.8	$—
Converted on October 1, 2016	—	26.5
Service cost	2.0	2.3
Interest cost	0.7	0.6
Actuarial loss (gain)	1.3	(4.9)
Benefits paid	(0.8)	(1.2)
Other	0.7	—
Foreign currency impact	0.4	(0.5)
Benefit obligation at end of year	$27.1	$22.8
Change in plan assets:
Fair value of plan assets at beginning of year	$6.8	$—
Converted on October 1, 2016	—	3.0
Employer contributions	0.8	5.0
Benefits paid	(0.8)	(1.2)
Foreign currency impact	0.1	—
Fair value of plan assets at end of year	$7.1	$6.8
Funded status:
Plan assets less than benefit obligation - Net amount recognized	$(20.0)	$(16.0)

Amounts recognized in the annual consolidated balance sheets consist of:

	2018	2017
(In millions)
Non-current liabilities	$(20.0)	$(16.0)
Accumulated other comprehensive loss, net of taxes	(3.4)	(2.2)

Amounts recognized in accumulated other comprehensive loss, net of tax consist of:

	2018	2017
(In millions)
Balance at beginning of year	$(2.2)	$—
Converted on October 1, 2016	—	(6.2)
Net actuarial loss amortized during the year	0.1	0.4
Net actuarial (loss) gain during the year	(1.4)	3.7
Non-controlling interest	0.1	(0.1)
Balance at end of year	$(3.4)	$(2.2)

The components of net periodic pension costs for our defined benefit pension plans are as follows:

	2018	2017
(In millions)
Service cost	$2.0	$2.3
Interest cost	0.7	0.6
Expected return on plan assets	(0.1)	(0.1)
Actuarial loss amortization	0.1	0.5
Net periodic pension cost	$2.7	$3.3

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension cost in 2019 is $0.2 million.

Assumptions used in determining the benefit obligation and net periodic pension cost for the years ended September 30, 2018 and 2017 are presented in the following table as weighted-averages:

	2018	2017
(In millions)
Benefit obligations:
Discount rate	2.9%	3.2%
Rate of compensation increase	4.1%	4.1%
Net Periodic Pension Cost:
Discount rate	3.3%	2.3%
Rate of compensation increase	4.1%	4.9%
Expected rate of return on plan	1.7%	2.0%

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

The fair value of our pension plan assets at September 30, 2018 and 2017, by asset category utilizing the fair value hierarchy discussed in Note 13, is as follows:

	2018	2017
(In millions)
Other investments (Level 2)	$4.4	$4.1
Insurance contract (Level 3)	2.7	2.7
Total	$7.1	$6.8

The Other investments category represents accounts our subsidiaries in Taiwan have invested in a government directed Labor Pension Fund in which the return is guaranteed by the government. Therefore it is characterized as Other and level 2. The Insurance contract category represents the Korea plan which is funded by an investment with Samsung Insurance and is classified as level 3, as they are carried at contract value which approximates fair value.

We expect to make contributions of approximately $0.1 million during 2019. The expected future benefit payments related to the defined benefit plans are shown below:

Payments
(In millions)
2019	$0.9
2020	1.0
2021	1.1
2022	1.3
2023	1.6
2024-2028	10.7

Defined Contribution Plan

Prior to the Separation, Air Products sponsored several defined contribution plans which covered all U.S. employees and certain non-U.S. employees. Versum received an allocation of the total cost of defined contributions from Air Products.

Upon Separation, our employees’ balances were transferred to a new Versum defined contribution plan.

The following table summarizes our defined contribution expense:

	2018	2017	2016
(In millions)
Defined contribution expense	$12.4	$11.0	$5.5

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

For the years ended September 30, 2018, 2017, and 2016, share-based compensation expense of $10.1 million, $8.3 million, and $5.0 million, respectively, was included in the Annual Consolidated Financial Statements.

During the year ended September 30, 2017, under the Versum Long-Term Incentive Plan we made a one-time Founders grant of time-based restricted stock units. In addition, during the years ended September 30, 2018 and 2017, we granted annual awards of market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. Under all programs, the terms of the awards are fixed at the grant date. We issue new shares upon the payout of restricted stock units and the exercise of stock options. As of September 30, 2018, there were 4.7 million shares available for future grant under the Versum Long-Term Incentive Plan.

Total after-tax share-based compensation awards cost recognized in the consolidated income statement is summarized below:

	Year Ended September 30, 2018	Year Ended September 30, 2017
(In millions)
Before-Tax Share-Based Compensation Award Cost	$10.1	$8.3
Income Tax Benefit	2.5	2.9
After-Tax Share-Based Compensation Award Cost	$7.6	$5.4

Before-tax share-based compensation award cost is primarily included in selling and administrative expense on our consolidated income statements.

Total before-tax share-based compensation award cost by type of program was as follows:

	Year Ended September 30, 2018	Year Ended September 30, 2017
(In millions)
Restricted stock units	$9.5	$7.5
Stock options	—	0.2
Director awards	0.6	0.6
Before-Tax Share-Based Compensation Cost	$10.1	$8.3

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

New share-based compensation awards
During the year ended September 30, 2018, under its Long-Term Incentive Plan, Versum granted 203,405 market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. The performance-based restricted stock units are earned at the end of a performance period beginning October 1, 2017 and ending September 30, 2020, conditioned on the level of Versum’s total shareholder return in relation to a defined peer group over the three-year performance period. The performance-based market stock units are earned based on the percentage change in the price of Versum’s common stock over the performance period beginning October 1, 2017 and ending September 30, 2020.

During the year ended September 30, 2017, under the Versum Long-Term Incentive Plan, we made a one-time Founders grant of 424,247 time-based restricted stock units at a weighted-average grant-date fair value of $22.53 per unit. One third of these restricted stock units vest on October 1, 2018, one third vest on October 1, 2019, and one third vest on October 1, 2020, subject to the holder’s continued employment with the company.

In addition, during the year ended September 30, 2017, under its Long-Term Incentive Plan Versum granted 304,520 market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. The performance-based restricted stock units are earned at the end of a performance period beginning October 1, 2016 and ending September 30, 2019, conditioned on the level of Versum’s total shareholder return in relation to a defined peer group over the three-year performance period. The performance-based market stock units are earned based on the percentage change in the price of Versum’s common stock over the performance period beginning October 1, 2016 and ending September 30, 2019.

Subject to the recipient’s continued employment, these market-based restricted stock units granted during the years ended September 30, 2018 and 2017, generally vest on the date that the Versum Compensation Committee certifies the payout determination under the performance goals, which date must be within 90 days after the end of the performance period. Vesting is subject to certain exceptions in the event of involuntary termination by Versum, death, disability or retirement. Under GAAP, both the performance-based restricted stock units and performance-based market stock units are considered market-based awards. Upon vesting, restricted stock units represent the right to receive shares of our common stock. Dividend equivalent rights accrue for these awards, but do not vest unless the underlying awards vest.

The market-based restricted stock units awarded during the years ended September 30, 2018 and 2017 had an estimated grant-date fair value of $50.18 and $29.68, respectively, per unit for the performance-based restricted stock units and $45.71 and $28.37 for the performance-based market stock units. The fair value of market-based restricted stock units was estimated using a Monte Carlo simulation model as these equity awards are tied to a market condition. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards.

We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period; however, expense recognition is accelerated for retirement eligible individuals who meet the requirements for vesting upon retirement.

The calculation of the fair value of market-based restricted stock units during the years ended September 30, 2018 and 2017 used the following assumptions:

	Year Ended September 30,
	2018	2017
(In percentages)
Expected volatility	28.0%	28.7%
Risk-free interest rate	1.9%	1.4%
Expected dividend yield	0.5%	—%

The term is assumed to be the full vesting period for each grant.

A summary of restricted stock unit activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2017	1.1	$25.30
Granted	0.2	47.23
Paid out	(0.2)	29.65
Forfeited/adjustments	—	—
Outstanding, September 30, 2018	1.1	$29.47

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	22.85
Granted	0.7	25.30
Paid out	(0.1)	15.55
Forfeited/adjustments	—	—
Outstanding, September 30, 2017	1.1	$25.30

No cash payments were made for restricted stock units for the years ended September 30, 2018 and 2017. As of September 30, 2018 and 2017, there was $13.3 million and $13.9 million, respectively, of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 1.9 and 2.5 years, respectively. The total fair value of restricted stock units paid out during the years ended September 30, 2018 and 2017, including shares vested in prior periods, was $5.0 million and $1.7 million, respectively.

Stock Options

We may grant awards of options to purchase common stock to executive officers and selected employees. All of our outstanding stock options are a result of the conversion in connection with the Separation as described above. The exercise price of stock options equals the market price of our stock on the date of the grant. Options generally vest incrementally over three years, and remain exercisable for ten years from the date of grant. During the years ended September 30, 2018 and 2017, no stock options were granted.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2017	0.5	$18.55
Granted	—	—
Exercised	—	—
Outstanding, September 30, 2018	0.5	$18.66

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2016	—	$—
Converted on October 1, 2016	0.5	18.37
Granted	—	—
Exercised	—	—
Outstanding, September 30, 2017	0.5	$18.55

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, September 30, 2018	4.7	$7.9
Exercisable, September 30, 2018	4.7	7.9

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, September 30, 2017	5.6	$9.6
Exercisable, September 30, 2017	5.6	9.3

The aggregate intrinsic value represents the amount by which our closing stock price of $36.01 and $38.82 as of September 30, 2018 and 2017, respectively, exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable.

The total intrinsic value of stock options exercised during the year ended September 30, 2018 and 2017 was $0.4 million and $0.9 million, respectively.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of September 30, 2018, the stock options were fully expensed. As of September 30, 2017, there was $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.3 years.

Director Awards

Non-employee directors were granted equity awards under the Versum Long-Term Incentive Plan, with a grant date fair value of $100,000 annually. In the second quarter of 2018 non-employee directors were granted restricted stock units for service on our Board of Directors through the 2019 annual meeting of stockholders. Subject to continued service on the Board of Directors, the restricted stock units vest on the earlier of February 8, 2019, and the date immediately prior to Versum's next annual meeting of stockholders, and will be settled in common stock upon vesting. The grant date fair value per share is equal to the closing sales price of our common stock as reported on the New York Stock Exchange on the date of grant.
During the years ended September 30, 2018 and 2017, $0.6 million in share-based compensation expense was recognized related to these awards.

17.STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss (AOCL), net of tax:

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2017	$(0.2)	$(16.0)	$(2.2)	$(18.4)
Other comprehensive income (loss) before reclassifications	0.2	1.1	(1.4)	(0.1)
Amounts reclassified from AOCL	—	—	0.1	0.1
Net current period other comprehensive income (loss)	0.2	1.1	(1.3)	—
Other comprehensive income (loss) attributable to non-controlling interest	—	(0.1)	(0.1)	(0.2)
Balance, September 30, 2018	$—	$(14.8)	$(3.4)	$(18.2)

	Net loss on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2016	$(0.2)	$(9.8)	$—	$(10.0)
Other comprehensive loss before reclassifications	—	(8.7)	3.7	(5.0)
Net transfers from Air Products	—	3.8	(6.2)	(2.4)
Amounts reclassified from AOCL	—	—	0.3	0.3
Net current period other comprehensive loss	—	(4.9)	(2.2)	(7.1)
Other comprehensive loss attributable to non-controlling interest	—	1.3	—	1.3
Balance, September 30, 2017	$(0.2)	$(16.0)	$(2.2)	$(18.4)

The table below summarizes the reclassifications out of accumulated other comprehensive loss and the affected line item on the consolidated income statements:

	Year Ended September 30, 2018	Year Ended September 30, 2017
(In millions)
Pension and Postretirement Benefits, net of tax(A)	$0.1	$0.3

(A)	The components include actuarial loss amortization and are reflected in net periodic benefit cost. Refer to Note 15, Retirement Benefits, for further information.

Cash Dividend

Holders of the company’s common stock are entitled to receive dividends when they are declared by the company’s Board of Directors. On October 31, 2017, the company’s Board of Directors declared a quarterly cash dividend of $0.05 per share, totaling $5.5 million, which was paid on November 27, 2017 to shareholders of record as of November 13, 2017. On January 30, 2018, the company’s Board of Directors declared a quarterly cash dividend of $0.05 per share totaling $5.4 million, which was paid on February 27, 2018 to shareholders of record as of February 13, 2018. On May 1, 2018, the company’s Board of Directors declared a quarterly cash dividend of $0.06 per share totaling $6.5 million, which was paid on May 29, 2018 to shareholders of record as of May 15, 2018. On July 31, 2018, the company’s Board of Directors declared a quarterly cash dividend of $0.06 per share totaling $6.6 million, which was paid on August 28, 2018 to shareholders of record as of August 14, 2018.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the company’s Board of Directors.

18.EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	September 30,
	2018	2017	2016
(In millions, except per share data)
Numerator
Net Income Attributable to Versum	$197.5	$193.3	$209.3
Denominator
Weighted average number of common shares - Basic	108.9	108.7	108.7
Effect of dilutive securities
Employee stock option and other award plans	0.9	0.7	—
Weighted average number of common shares - Diluted	109.8	109.4	108.7

Earnings Per Common Share Attributable to Versum
Net Income Attributable to Versum - Basic	$1.81	$1.78	$1.93
Net Income Attributable to Versum - Diluted	1.80	1.77	1.93

For periods prior to the Separation, the computation of basic and diluted earnings per common share is calculated assuming the number of shares of Versum common stock outstanding on October 1, 2016 had been outstanding at the beginning of each period presented. For the periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no equity awards in Versum outstanding prior to the Separation. See Note 1, “Basis of Presentation” for further discussion of the Separation.

For the year ended September 30, 2018, outstanding share-based awards of 0.2 million shares were anti-dilutive and therefore excluded from the computation of diluted earnings per share. For the year ended September 30, 2017, no outstanding share-based awards were anti-dilutive.

19.INCOME TAXES

The following table summarizes the income of U.S. and foreign operations before taxes:

	Year Ended September 30,
	2018	2017	2016
(In millions)
Income Before Taxes
United States	$71.0	$29.3	$58.9
Foreign	252.6	223.9	217.1
Total	$323.6	$253.2	$276.0

The following table shows the components of the provision for income taxes:

	Year Ended September 30,
	2018	2017	2016
(In millions)
Current Tax Provision
Federal	$44.5	$2.4	$—
State	4.0	0.6	0.6
Foreign	68.9	47.0	58.3
	117.4	50.0	58.9
Deferred Tax Provision
Federal	0.4	1.3	1.3
State	(0.3)	0.1	0.1
Foreign	1.4	1.6	(1.5)
	1.5	3.0	(0.1)
Income Tax Provision	$118.9	$53.0	$58.8

Income tax expense (benefit) differs from the expected amounts based on the statutory U.S. federal tax rate for the years ended September 30, 2018, 2017 and 2016 as follows:

	Year Ended September 30,
	2018	2017	2016
(In millions)
U.S. federal tax	$79.4	$88.4	$97.5
State taxes, net of federal benefit	0.8	0.5	2.2
Foreign tax differentials	(3.6)	(34.7)	(30.7)
U.S. taxes on foreign earnings	(0.9)	(0.3)	4.7
Other credit and incentives	(1.7)	(0.8)	(0.8)
U.S. tax law change	41.7	—	—
Valuation allowance	0.6	0.9	(19.2)
Other	2.6	(1.0)	5.1
Income Tax Expense (Benefit)	$118.9	$53.0	$58.8

On December 22, 2017, the Tax Act was enacted in the U.S. Certain provisions of the Tax Act are effective for the company’s fiscal year 2018, whereas other material provisions of the Tax Act will not apply to the company until the company’s fiscal year 2019.

For fiscal year ended September 30, 2018, the company’s statutory U.S. federal income tax rate was 24.5% which represents a blending of the 35.0% statutory rate under prior law and the new 21.0% statutory rate effective January 1, 2018, prorated based on the number of days during the company’s current fiscal year that each rate was effective. For fiscal years 2019 and later, the company’s statutory U.S. federal income tax rate will be 21.0%.

As a result of the Tax Act, and shown in the table above, the company recorded a provisional net one-time charge of $41.7 million for year ended September 30, 2018. This charge includes a $53.8 million charge for federal and state taxes on the mandatory deemed repatriation of certain of the company’s foreign accumulated earnings. We expect to elect to pay the federal portion of the resulting liability, net of available tax credits, over the eight-year period provided in the Tax Act, with $3.2 million of the federal liability payable in connection with our fiscal year 2018. The deemed repatriation charge was partially offset by a $12.1 million tax benefit related to the estimated revaluation of the company’s deferred tax assets and liabilities using the U.S. statutory federal and state income tax rates and compensation deductibility rules that are anticipated to apply when the deferred tax assets and liabilities will become current.

The methodology used in calculating these provisional items incorporates assumptions about required tax adjustments to book earnings, foreign taxes paid, future executive compensation levels, estimated temporary book to tax differences, pending guidance and other items. We will continue to obtain information, actively monitor factual and legal developments, complete our tax compliance cycles, analyze and review the available information, and expect to adjust the provisional tax accrual consistent with the SEC’s Staff Accounting Bulletin No. 118. The company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended September 30, 2018.

For the three months ended September 30, 2018, the adjustment to the provisional tax accrual recorded in nine months ended June 30, 2018, was a tax charge of $7.2 million. This resulted in an increase of 2.2% to the company’s effective tax rate for the twelve months ended September 30, 2018. The adjustment was primarily due to a change in estimated cumulative earnings and profits, aggregate foreign cash position, and tax pools in foreign jurisdictions that reduced the company’s tax on the mandatory deemed repatriation.

Beginning in the company’s fiscal year 2019, Versum will be subject to additional provisions in accordance with the Tax Act. These provisions include income inclusions, deductions, limitations on interest expense and other deductions and our ability to utilize certain tax credits, and minimum taxes, among other things.

Foreign tax differentials represent the differences between foreign earnings subject to foreign tax rates lower than the U.S. federal statutory tax rate of 24.5% for September 30, 2018. Foreign earnings are subject to local country tax rates that are generally below the 24.5% U.S. federal statutory rate. As a result, our effective non-U.S. tax rate varies from the U.S. statutory rate. The decrease in foreign tax rate differential as shown in the table above is the result of the decreased statutory U.S. tax rate from 35.0% to 24.5%. As substantially all of our undistributed earnings are in countries with a statutory tax rate of 17.0% or higher, we do not generate a disproportionate amount of taxable income in countries with very low tax rates. U.S. taxes on foreign earnings include the cost of foreign withholding taxes imposed on dividends paid to U.S. shareholders net of available US foreign tax credits.

We accrue U.S. income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. These cumulative undistributed earnings that were considered to be indefinitely reinvested in foreign subsidiaries and corporate joint ventures is estimated to be $795.0 million as of September 30, 2018. An estimated $79.5 million in foreign withholding taxes would be due if these earnings were remitted as dividends.

We have certain foreign subsidiaries that were granted seven-year tax holidays, the majority of which expired during the year ending September 30, 2017. The tax benefit of the holidays is reduced by 50% in the last two years of the holiday period. The net benefit of the tax holidays was $1.1 million, $8.0 million, and $7.1 million in 2018, 2017 and 2016, respectively.

We maintained a valuation allowance in 2016 against U.S. deferred tax accounts resulting primarily from restructuring charges taken in prior periods, as we determined that it was more likely than not that U.S. deferred tax assets would not be realized. These deferred tax assets related primarily to net operating loss and tax credit carryforwards derived from the stand-alone basis calculation. The valuation allowance benefit in 2016 shown in the table above relate to the utilization of federal net operating losses as a result of favorable operations. These net operating losses and tax credit carryforwards were utilized against Air Products’ income and are not available as future deductions on Versum tax returns. The fiscal years 2017 and 2018 effective tax rates, therefore, includes no valuation allowance benefit related to U.S. deferred tax assets. The valuation allowance cost for 2017 and 2018 relates to certain foreign tax credits accrued outside the U.S.

The significant components of deferred tax assets and liabilities are as follows:

	September 30,
	2018	2017
(In millions)
Gross Deferred Tax Assets
Tax loss carryforwards	$0.4	$0.5
Tax credit carryforwards	3.1	0.9
Retirement benefits and compensation accruals	9.3	10.9
Reserves and accruals	6.2	—
Other	4.0	1.5
Valuation allowance	(1.4)	(0.9)
Deferred Tax Assets	21.6	12.9
Gross Deferred Tax Liabilities
Intangible assets	4.1	9.1
Reserves and accruals	—	1.6
Plant and equipment	35.2	22.9
Unremitted earnings of foreign entities	—	0.7
Partnership investments	0.3	0.8
Accounting method change	4.6	—
Other	0.4	0.2
Deferred Tax Liabilities	44.6	35.3
Net Deferred Income Tax Liability	$23.0	$22.4

Deferred tax assets and liabilities are included within the Annual Consolidated Financial Statements as follows:

	September 30,
	2018	2017
(In millions)
Other non-current assets	$18.3	$18.1
Deferred tax liabilities	41.3	40.5
Net Deferred Income Tax Liability	$23.0	$22.4

The federal and state research credit carryforwards as of September 30, 2018 were $1.7 million, which begin to expire in 2032. Gross foreign net operating loss carryforwards as of September 30, 2018 were $1.3 million, and expire in 2026.

The valuation allowance as of September 30, 2018 is related to the tax benefit of foreign tax credits accrued in jurisdictions outside the U.S. As of September 30, 2018, we believed it would be more likely than not that future earnings and reversal of deferred tax liabilities would be sufficient to utilize the deferred tax asset reflected on the financial statements, net of existing valuation allowance.

A reconciliation of the beginning and ending amount of the unrecognized tax benefits excluding interest and penalties is as follows:

	Year Ended September 30,
(In millions)	2018	2017
Unrecognized Tax Benefits
Balance at beginning of year	$15.7	$12.9
Additions for tax positions for the current year	2.8	2.1
Additions for tax positions of prior years	1.8	1.0
Reductions for tax positions of prior years	(4.9)	(0.2)
Statute of limitations expiration	(1.9)	(0.1)
Balance at End of Year	$13.5	$15.7

At September 30, 2018 and 2017, we had $13.5 million and $15.7 million of unrecognized tax benefits of which $13.5 million and $15.7 million, respectively, would impact the tax rate, if recognized. The current year decrease in unrecognized tax benefits relates, primarily, to an income tax audit settlement in a foreign jurisdiction. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. The cumulative amount of interest and penalties accrued on the balance sheet as of September 30, 2018 was $1.3 million.

We are currently under examination in a number of tax jurisdictions, some of which may be resolved in the next twelve months. As a result, it is reasonably possible that a change in the unrecognized tax benefits may occur during the next twelve months. However, quantification of an estimated range cannot be made at this time.

We generally remain subject to examination in the following major tax jurisdictions for the years indicated below:

Open Tax Years
Major Tax Jurisdiction
United States	2017-2018
China	2008-2018
South Korea	2010-2018
Taiwan	2013-2018

20.SUPPLEMENTAL INFORMATION

	September 30,
(In millions)	2018	2017
Payables and Accrued Liabilities
Trade creditors	$65.5	$56.0
Customer advances	18.7	5.3
Accrued payroll and employee benefits	39.1	41.2
Other costs associated with business separation, restructuring and cost reduction actions	3.9	7.9
Derivatives	—	1.5
Other	11.4	8.9
	$138.6	$120.8

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

Unconditional Purchase Obligations

We have unconditional purchase obligations of approximately $44.5 million for plant and equipment purchases as well as R&D facility enhancements. Otherwise, there are no material obligations.

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

Customers

For the fiscal year ended September 30, 2018, four customers each accounted for 10% or more of combined sales from both the Materials and Delivery Systems and Services segments. These customers accounted for 20%, 13%, 10% and 10% of our combined sales. For the fiscal years ended September 30, 2017 and 2016, three customers accounted for 10% or more of combined sales from both the Materials and Delivery Systems and Services segments. In 2017, these customers accounted for 22%, 13% and 12% of our combined sales. In 2016, these customers accounted for 21%, 13%, and 13% of our combined sales. No other customer accounted for more than 10% of combined sales in any period.

Products

For the fiscal year ended September 30, 2018, a Delivery Systems and Services segment product accounted for 10% or more of combined sales from both the Materials and Delivery Systems and Services segments. For the fiscal year ended September 30, 2018, this product accounted for 10% of our combined sales. For the fiscal years ended September 30, 2017 and 2016, a Materials segment product accounted for 10% or more of combined sales from both the Materials and Delivery Systems and Services segments. For the fiscal years ended September 30, 2017 and 2016, this product accounted for 11% and 12% of our combined sales, respectively.

Accounting Policies

The accounting policies of the segments are the same as those described in Note 2, Major Accounting Policies. We evaluate the performance of segments based upon reported segment operating income. Intersegment sales are not material and are recorded at selling prices that approximate market prices.

Segment

	As of and for the year ended September 30,
	2018	2017	2016
(In millions)
Sales
Materials	$885.6	$829.7	$756.7
Delivery Systems and Services	483.7	293.6	213.4
Corporate	3.0	3.6	—
Combined Total	$1,372.3	$1,126.9	$970.1
Operating Income (Loss)
Materials	$286.5	$274.9	$249.6
Delivery Systems and Services	135.5	71.7	50.8
Corporate	(27.4)	(20.5)	(23.3)
Segment Total	394.6	326.1	277.1
Business separation, restructuring and cost reduction actions	(20.6)	(25.5)	(0.9)
Combined Total	$374.0	$300.6	$276.2
Depreciation and Amortization
Materials	$47.7	$43.1	$44.4
Delivery Systems and Services	2.1	1.4	2.1
Corporate	1.0	1.5	0.4
Combined Total	$50.8	$46.0	$46.9
Equity Affiliates’ Income
Materials	$—	$—	$0.2
Combined Total	$—	$—	$0.2
Total Assets
Materials	$862.5	$782.6	$741.7
Delivery Systems and Services	144.9	110.9	104.0
Corporate	497.9	362.1	206.4
Combined Total	$1,505.3	$1,255.6	$1,052.1
Expenditures for Long-Lived Assets
Materials	$93.1	$45.7	$34.4
Delivery Systems and Services	1.0	1.7	0.7
Corporate	21.3	16.6	0.7
Combined Total	$115.4	$64.0	$35.8

Sales by Product Group

	Year Ended September 30,
	2018	2017	2016
(In millions)
Process Materials	$408.0	$401.8	$387.4
Advanced Materials	477.6	427.9	369.3
Equipment and Installations	421.1	235.4	150.8
Site Services	62.6	58.2	62.6
Corporate	3.0	3.6	—
Total	$1,372.3	$1,126.9	$970.1

Geographic Information

	Year Ended September 30,
	2018	2017	2016
(In millions)
Sales to External Customers
United States	$418.9	$375.7	$349.4
Taiwan	249.1	242.8	230.8
South Korea	459.5	304.1	217.2
China	94.2	64.9	53.8
Europe	61.7	63.1	57.8
Asia, excluding China, Taiwan, and South Korea	88.9	76.3	61.1
Total	$1,372.3	$1,126.9	$970.1

	September 30,
	2018	2017	2016
(In millions)
Long-Lived Assets(A)
United States	$224.0	$170.3	$138.3
South Korea	130.7	112.2	112.2
Taiwan	38.2	38.2	36.8
Asia, excluding Taiwan and South Korea	11.1	9.2	9.0
Europe	1.1	0.4	0.2
Total	$405.1	$330.3	$296.5

(A)	Long-lived assets include plant and equipment, net.

Geographic information is based on country of origin. Included in United States revenues are export sales to third-party customers of $99.5 million in 2018, $68.7 million in 2017, and $75.8 million in 2016.

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

The following table presents the final aggregate purchase price allocation:

Net Assets Acquired
(In millions)
Accounts receivable	$1.0
Other current assets	0.1
Inventories	1.4
Properties and Equipment, net	2.4
Goodwill	5.0
Intangible assets	3.7
Other current liabilities	(0.4)
Net assets acquired	$13.2

The table below presents the intangible assets acquired as part of the acquisition of Dynaloy and the periods over which they will be amortized on a straight line basis:

	Amount	Weighted Average Amortization Period
(In millions, except years)
Technology	$2.8	7
Trademarks	0.9	5
Total	$3.7

24.SUBSEQUENT EVENTS

Cash Dividend

On October 31, 2018, the company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, an increase of 33% from previous dividends of $0.06 per share, to be paid on November 27, 2018 to shareholders of record as of November 13, 2018.

25.SUMMARY BY QUARTER (UNAUDITED)

These tables summarize the unaudited results of operations for each quarter of fiscal 2018 and 2017:

	For the Quarter Ended
	December 31, 2017(A)	March 31, 2018(A)	June 30, 2018(A)	September 30, 2018(B)	Total
(In millions)
Sales	$330.8	$340.7	$350.0	$350.8	$1,372.3
Cost of sales	191.4	195.9	200.4	200.4	788.1
Selling and administrative	35.3	36.6	35.2	36.0	143.1
Research and development	12.7	11.1	12.4	12.9	49.1
Business separation, restructuring and cost reduction actions	1.8	8.2	6.7	3.9	20.6
Other (income) expense, net	0.5	(0.5)	(0.9)	(1.7)	(2.6)
Operating Income	89.1	89.4	96.2	99.3	374.0
Interest expense	11.3	11.9	12.5	12.6	48.3
Write-off of financing costs	2.1	—	—	—	2.1
Income Before Taxes	75.7	77.5	83.7	86.7	323.6
Income tax provision	55.0	14.2	19.6	30.1	118.9
Net Income	20.7	63.3	64.1	56.6	204.7
Less: Net Income Attributable to Non-controlling Interests	2.0	1.7	0.8	2.7	7.2
Net Income Attributable to Versum	$18.7	$61.6	$63.3	$53.9	$197.5
Net income attributable to Versum per common share:
Basic	$0.17	$0.57	$0.58	$0.49	$1.81
Diluted	$0.17	$0.56	$0.58	$0.49	$1.80

(A) As adjusted, Note 2. The effects of the change were not material to any quarter.

(B) As reported

	For the Quarter Ended (as adjusted, Note 2)
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	Total
(In millions)
Sales	$270.8	$270.8	$290.8	$294.5	$1,126.9
Cost of sales	151.2	154.5	159.6	171.1	636.4
Selling and administrative	30.2	29.5	34.5	31.5	125.7
Research and development	10.3	10.9	11.9	12.0	45.1
Business separation, restructuring and cost reduction actions	3.2	6.1	6.0	10.2	25.5
Other (income) expense, net	(2.9)	(0.1)	(2.2)	(1.2)	(6.4)
Operating Income	78.8	69.9	81.0	70.9	300.6
Interest expense	11.5	11.6	11.9	12.4	47.4
Income Before Taxes	67.3	58.3	69.1	58.5	253.2
Income tax provision	15.2	11.5	14.4	11.9	53.0
Net Income	52.1	46.8	54.7	46.6	200.2
Less: Net Income Attributable to Non-controlling Interests	1.5	1.9	2.0	1.5	6.9
Net Income Attributable to Versum	$50.6	$44.9	$52.7	$45.1	$193.3
Net income attributable to Versum per common share:
Basic	$0.47	$0.41	$0.48	$0.41	$1.78
Diluted	$0.46	$0.41	$0.48	$0.41	$1.77

SCHEDULE II
CONSOLIDATED
VERSUM MATERIALS, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2018, 2017, and 2016

	Balance at Beginning of Period	Change Charged to Expense	Other Changes (A)	Balance at End of Period
(In millions)
Year Ended September 30, 2018
Allowance for doubtful accounts	$1.0	0.1	—	$1.1
Allowance for deferred tax assets	$0.9	0.5	—	$1.4
Year Ended September 30, 2017
Allowance for doubtful accounts	$0.8	0.2	—	$1.0
Allowance for deferred tax assets	$55.6	0.9	(55.6)	$0.9
Year Ended September 30, 2016
Allowance for doubtful accounts	$0.8	—	—	$0.8
Allowance for deferred tax assets	$77.7	(20.8)	(1.3)	$55.6

(A)	For 2017, Other Changes primarily includes adjustments related to the Separation.
For 2016, Other Changes primarily includes write-offs of uncollectible trade receivable accounts and the impact of foreign currency translation adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures and to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2018, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2018, based on criteria in Internal Control — Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of September 30, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this section.

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

During 2018, we implemented an Enterprise Resource Planning (“ERP”) system. The implementation of the ERP system represents a change in our internal control over financial reporting. We have taken steps to implement appropriate internal control over financial reporting during this period of change and will continue to evaluate the design and operating effectiveness of our internal controls during subsequent periods.

Other than internal controls affected by the implementation of the new ERP system discussed above, there were no other changes in our internal control over financial reporting during fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Versum Materials, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Versum Materials, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated November 21, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Philadelphia, Pennsylvania
November 21, 2018

Item 9B. Other Information

None

Part III

In accordance with General Instruction G(3) of Form 10-K, certain information required by this Part III is incorporated by reference to the definitive proxy statement relating to our 2018 Annual Meeting of Stockholders (“Proxy Statement”). The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2018.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this annual report:

(1) The company’s 2018 consolidated financial statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

(2) Financial Statement Schedules - the following additional information should be read in conjunction with the consolidated financial statements in the company’s 2018 consolidated financial statements.

Schedule II Valuation and Qualifying Accounts for the three fiscal years ended September 30, 2018.

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

10.9#	Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Versum Materials, Inc., filed on January 31, 2018)
10.10#	Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Versum Materials, Inc., filed on January 31, 2018)
10.11#	Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)
10.12#	Form Employment Agreement - Designated Executive Officers (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)
10.13#	Form Employment Agreement - Other Executive Officers (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Versum Materials, Inc., filed on October 4, 2016)
10.14#	Form of Founders Grants Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Versum Materials, Inc., filed on November 4, 2016)
10.15#	Form of Market-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Versum Materials, Inc., filed on November 22, 2017)
10.16#	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Versum Materials, Inc., filed on November 22, 2017)
10.17#	Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Versum Materials, Inc., filed on December 21, 2016)
10.18#
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Versum Materials, Inc., filed on May 9, 2018)

10.19*#	Form of Restricted Stock Unit Award Agreement
18.1*	Preferability letter regarding LIFO to FIFO change in inventory accounting
21*	List of Subsidiaries of Versum Materials, Inc.
23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer of Versum Materials, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer of Versum Materials, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
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

VERSUM MATERIALS, INC.

By:	/s/ Guillermo Novo
Guillermo Novo
President and Chief Executive Officer
Date:	November 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Seifi Ghasemi	Chairman of the Board of Directors	November 21, 2018
Seifi Ghasemi

/s/ Guillermo Novo	President and Chief Executive Officer and Director	November 21, 2018
Guillermo Novo	(Principal Executive Officer)

/s/ George G. Bitto	Executive Vice President and Chief Financial Officer	November 21, 2018
George G. Bitto	(Principal Financial Officer)

/s/ Jessica Feather-Bowman	Vice President, Controller and Principal Accounting Officer	November 21, 2018
Jessica Feather-Bowman	(Principal Accounting Officer)

/s/ Jacques Croisetière	Director	November 21, 2018
Jacques Croisetière

/s/ Yi Hyon Paik	Director	November 21, 2018
Yi Hyon Paik

/s/ Thomas J. Riordan	Director	November 21, 2018
Thomas J. Riordan

/s/ Susan C. Schnabel	Director	November 21, 2018
Susan C. Schnabel

/s/ Alejandro D. Wolff	Director	November 21, 2018
Alejandro D. Wolff