Form 10-Q
period 2018-12-31
Versum Materials, Inc.
filed 2019-02-07
CIK 1660690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

At January 25, 2019, 109,111,147 shares of common stock, par value $1.00 per share, were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Versum Materials, Inc.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2018	2017
(In millions, except per share data)
Sales	$339.5	$330.8
Cost of sales	196.1	191.2
Selling and administrative	35.5	35.3
Research and development	12.9	12.7
Business separation, restructuring and cost reduction actions	1.1	1.8
Other (income) expense, net	(1.9)	0.5
Operating Income	95.8	89.3
Interest expense	12.8	11.3
Write-off of financing costs	—	2.1
Non-service components of net periodic pension cost	0.2	0.2
Income Before Taxes	82.8	75.7
Income tax provision	19.7	55.0
Net Income	63.1	20.7
Less: Net Income Attributable to Non-Controlling Interests	2.0	2.0
Net Income Attributable to Versum	$61.1	$18.7
Net income attributable to Versum per common share:
Basic	$0.56	$0.17
Diluted	$0.56	$0.17
Shares used in computing per common share amounts:
Basic	109.1	108.9
Diluted	109.8	109.7

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2018	2017
(In millions)
Net Income	$63.1	$20.7
Other Comprehensive Income, net of tax
Translation adjustments	0.9	19.7
Gain from hedging activities	—	0.1
Total Other Comprehensive Income	0.9	19.8
Comprehensive Income	64.0	40.5
Net Income Attributable to Non-controlling Interests	2.0	2.0
Other Comprehensive Income Attributable to Non-controlling Interests	—	0.7
Comprehensive Income Attributable to Versum	$62.0	$37.8

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2018	September 30, 2018
(In millions, except share data)
Assets
Current Assets
Cash and cash items	$408.0	$399.8
Trade receivables, net	188.8	184.4
Inventories	190.0	177.1
Contracts in progress, less progress billings	24.6	20.3
Prepaid expenses	16.1	13.6
Other current assets	18.0	17.9
Total Current Assets	845.5	813.1
Plant and equipment:
Plant and equipment, at cost	1,089.7	1,072.1
Less: accumulated depreciation	675.2	667.0
Plant and equipment, net	414.5	405.1
Goodwill	183.7	183.0
Intangible assets, net	62.2	63.5
Other noncurrent assets	39.5	40.6
Total Noncurrent Assets	699.9	692.2
Total Assets	$1,545.4	$1,505.3
Liabilities and Stockholders’ Equity
Current Liabilities
Payables and accrued liabilities	$118.9	$138.6
Accrued income taxes	50.6	43.3
Current portion of long-term debt	5.8	5.8
Total Current Liabilities	175.3	187.7
Long-term debt	973.2	974.2
Noncurrent income tax payable	35.7	37.3
Deferred tax liabilities	40.2	41.3
Other noncurrent liabilities	54.2	52.4
Total Noncurrent Liabilities	1,103.3	1,105.2
Total Liabilities	1,278.6	1,292.9
Commitments and Contingencies - See Note 15
Stockholders’ Equity
Common stock (par value $1 per share; 250,000,000 shares authorized; outstanding 109,110,421 and 108,951,596 at December 31, 2018 and September 30, 2018, respectively)	109.1	109.0
Capital in excess of par	5.2	6.1
Retained earnings	133.9	81.6
Accumulated other comprehensive loss	(17.3)	(18.2)
Total Versum’s Stockholders’ Equity	230.9	178.5
Non-controlling Interests	35.9	33.9
Total Stockholders’ Equity	266.8	212.4
Total Liabilities and Stockholders’ Equity	$1,545.4	$1,505.3

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2018	2017
(In millions)
Operating Activities
Net income	$63.1	$20.7
Less: Net income attributable to non-controlling interests	2.0	2.0
Net income attributable to Versum	61.1	18.7
Adjustments to reconcile income to cash provided by operating activities:
Depreciation and amortization	13.5	11.6
Deferred income taxes	(0.7)	(7.4)
Gain on sale of assets	—	(0.3)
Share-based compensation	2.6	2.4
Other adjustments	5.7	(4.9)
Working capital changes that provided (used) cash:
Trade receivables	(4.8)	(10.1)
Inventories	(12.9)	(9.9)
Contracts in progress, less progress billings	(4.3)	(7.6)
Payables and accrued liabilities	(17.0)	(22.4)
Accrued income taxes	4.6	60.2
Other working capital	(1.6)	8.8
Cash Provided by Operating Activities	46.2	39.1
Investing Activities
Additions to plant and equipment	(22.0)	(28.7)
Proceeds from sale of assets	0.7	0.4
Cash Used for Investing Activities	(21.3)	(28.3)
Financing Activities
Payments on long-term debt	(1.4)	(1.4)
Dividends paid to shareholders	(8.8)	(5.5)
Other financing activity	(6.4)	(1.6)
Cash Used for Financing Activities	(16.6)	(8.5)
Effect of Exchange Rate Changes on Cash	(0.1)	4.6
Increase in Cash and Cash Items	8.2	6.9
Cash and Cash items-Beginning of Year	399.8	271.4
Cash and Cash items-End of Period	$408.0	$278.3
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on debt	$6.5	$4.9
Cash paid for taxes	$15.7	$2.3

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Versum’s Stockholders’ Equity (Deficit)	Non-controlling Interests	Total
(In millions)
Balance, September 30, 2017	$108.8	$4.8	$(99.6)	$(18.4)	$(4.4)	$34.6	$30.2
Net income	—	—	18.7	—	18.7	2.0	20.7
Cash dividend paid	—	(4.9)	(0.6)	—	(5.5)	—	(5.5)
Issuance of common stock through shared based compensation plans	0.1	—	—	—	0.1	—	0.1
Other comprehensive income	—	—	—	19.1	19.1	0.7	19.8
Share-based compensation	—	0.1	—	—	0.1	—	0.1
Balance, December 31, 2017	$108.9	$—	$(81.5)	$0.7	$28.1	$37.3	$65.4

Balance, September 30, 2018	$109.0	$6.1	$81.6	$(18.2)	$178.5	$33.9	$212.4
Net income	—	—	61.1	—	61.1	2.0	63.1
Cash dividend paid	—	—	(8.8)	—	(8.8)	—	(8.8)
Issuance of common stock through shared based compensation plans	0.1	—	—	—	0.1	—	0.1
Other comprehensive income	—	—	—	0.9	0.9	—	0.9
Share-based compensation	—	(0.9)	—	—	(0.9)	—	(0.9)
Balance, December 31, 2018	$109.1	$5.2	$133.9	$(17.3)	$230.9	$35.9	$266.8

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION AND MAJOR ACCOUNTING POLICIES

Versum is a global business that provides innovative solutions for specific customer applications within niche markets based upon expertise in specialty materials. Our business employs applications technology to provide solutions to the semiconductor industry through chemical synthesis, analytical technology, process engineering, and surface science. We are comprised of two operating segments, Materials and Delivery Systems and Services, under which we manage our operations and assess performance, and a Corporate segment. Versum’s common stock is listed under the symbol “VSM” on the New York Stock Exchange.

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

The financial statements are unaudited and should be read in conjunction with the Annual Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K for our fiscal year ended September 30, 2018. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all adjustments have been included to provide a fair statement of the results for the reporting periods presented. All significant inter-company accounts and transactions have been eliminated. The results of operations for the three months ended December 31, 2018 are not necessarily indicative of the results of operations for the full year.

Accounting Policies

The policies used in preparing the Consolidated Financial Statements are the same as those used in our Annual Report on Form 10-K for our fiscal year ended September 30, 2018. Other than our adoption of a new revenue recognition policy which did not have a material impact on the Consolidated Financial Statements, there have been no significant changes to these accounting policies during the three months ended December 31, 2018. See Note 3, Revenue from Contracts with Customers, for a discussion on the impacts of the new revenue recognition policy on our Consolidated Financial Statements.

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

2.NEW ACCOUNTING GUIDANCE

Accounting Guidance Implemented

Income Taxes

In March 2018, the Financial Accounting Standards Board (“FASB”) issued guidance relative to Incomes Taxes (Topic 740) that adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the

Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. Through December 31, 2018, we have accounted for the tax effects of the Tax Act under the guidance of SAB 118, on a provisional basis. Our accounting for income tax effects associated with the Tax Act are complete and recorded in our Consolidated Financial Statements as of December 31, 2018. See Note 8 for further discussion.

Net Periodic Pension Costs

In March 2017, the FASB issued guidance which requires an entity to report the service cost component of pension expense in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The components of the net (benefit) cost are shown in Note 11, Retirement Benefits. The Company adopted the standard effective October 1, 2018. The adoption required us to reclassify amounts out of Operating Income. This resulted in a decrease to Cost of Sales of $0.2 million and an increase to Operating Income of $0.2 million for the three month period ending December 31, 2017. No other financial statement line items were impacted. We do not consider this to be a material impact on the Consolidated Financial Statements.

Business Combinations

In January 2017, the FASB issued guidance on the definition of a business in business combinations. The guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted the standard effective October 1, 2018. The adoption did not have a material impact on the Consolidated Financial Statements.

Revenue Recognition

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. In August 2015, the FASB deferred the effective date by one year, while providing the option to early adopt the standard on the original effective date. In December 2016 there were further updates to the original guidance that did not revise the effective date. The Company adopted the standard effective October 1, 2018. See Note 3, Revenue from Contracts with Customers, for a discussion on the impacts on our Consolidated Financial Statements.

Cash Flow Statement Classification

In August 2016, the FASB issued guidance to reduce diversity in practice on how certain cash receipts and cash payments are classified in the statement of cash flows. The guidance is effective beginning fiscal year 2019, with early adoption permitted, and should be applied retrospectively. The Company adopted the standard effective October 1, 2018. The adoption did not have a material impact on the Consolidated Financial Statements.

New Accounting Guidance to be Implemented

Leases

In February 2016, with updates in July 2018 and January 2019, the FASB issued guidance which requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, including operating leases, with a term in excess of 12 months. The guidance also expands the quantitative and qualitative disclosure requirements. The guidance is effective in fiscal year 2020, with early adoption permitted, and originally required to be applied using a modified retrospective approach. The Company is currently the lessee under various agreements for distribution equipment, vehicles and buildings that are currently accounted for as operating leases. The new guidance requires the lessee to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations. The Company will adopt the standard effective October 1, 2019. We are currently evaluating the impact of adopting this new guidance on our Consolidated Financial Statements.

3.REVENUE FROM CONTRACTS WITH CUSTOMERS

The company adopted ASC 606 on October 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three months ended December 31, 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). The company has determined the impact of ASC 606 on opening retained earnings was immaterial as of October 1, 2018. The impact to revenues for the quarter ended December 31, 2018 was immaterial as a result of applying ASC 606.

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the company's goods or services and will provide financial statement readers with enhanced disclosures. To achieve this core principle, the company applies the following five steps:

•	Identify the contract with a customer

•	Identify the performance obligations in the contract

•	Determine the transaction price

•	Allocate the transaction price to performance obligations in the contract

•	Recognize revenue when or as the Company satisfies a performance obligation

Revenue under ASC 606 is recognized when or as obligations under the terms of a contract with the company's customer have been satisfied and control has transferred to the customer. The majority of the company's performance obligations, and associated revenue, are transferred to customers at a point in time, generally upon shipment of a product to the customer or receipt of the product by the customer and without significant judgments. Installation services are not significant and are usually completed in a short period of time and therefore, recorded at a point in time when the installation services are completed, rather than over time as they are not material. Service contracts, which are transferred to the customer over time, are recorded as revenue as the services are performed. Customized equipment with no alternative future use to the company, and that have an enforceable right to payment for performance completed to date, are also recorded over time. The company considers this to be a faithful depiction of the transfer to the customer of revenue over time as the work or service is performed.

Revenue is measured as the amount of consideration the company expects to receive in exchange for transferring goods or providing services. Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the company, and are distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract. Sales, value add, and other taxes the company collects concurrent with revenue-producing activities are excluded from revenue. The company's normal payment terms vary by the type and location of its customers and the products or services offered. The time between invoicing and when payment is due is not significant. None of the company's contracts as of December 31, 2018 contain a significant financing component.

The company does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Costs to Obtain and Fulfill a Contract

The company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the company otherwise would have recognized is one year or less. The incremental costs to obtain contracts was not material.

In most transactions, we have no obligations to our customers after the date products are shipped, other than pursuant to warranty obligations. Our standard warranties provide assurance to customers that the goods as delivered are free from defect or within their provided specifications. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of sales. Based on the nature of our business returns are not material.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

The company estimates its allowance for doubtful accounts. The company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified.

Disaggregation of Revenue

We are comprised of two primary operating segments, Materials and Delivery Systems and Services (“DS&S”), under which we manage our operations and assess performance, and a Corporate segment. Our segments are differentiated by the types of product groups they sell.

Materials

The Materials operating segment is an integrated provider of specialty materials for the high-growth electronics industry, focusing on the integrated circuit and flat-panel display markets. This segment provides the global semiconductor industry with high purity process materials for deposition, metallization, chamber cleaning and etching, chemicals mechanical planarization slurries, organosilanes, organometallics and liquid dopants for thin film deposition, and formulated chemical products for post-etch cleaning primarily for the manufacture of silicon and compound semiconductors and thin film transistor liquid crystal displays. The Materials segment is further divided into two main product groups.

•
Advanced Materials (“AM”)- AM supplies products and services through three key product platforms that are employed in the fabrication of ICs. Advanced deposition materials products include high purity specialty gases and chemicals, such as organosilane and organometallic precursors that are used to deposit thin films which comprise an IC. Planarization products include chemical mechanical planarization (“CMP”) slurries and post CMP cleans that are used to prepare chips with deposited thin films for the next stage of fabrication. Surface prep and clean formulated products are designed to selectively etch and remove debris and contamination during multiple stages of the wafer fabrication process including advanced packaging.

•
Process Materials (“PM”) - PM supplies products such as high-purity gases and chemicals utilized in the processes of cleaning, etching, doping, and film deposition for our semiconductor, displays and light emitting diode customers.

Given the nature of the Materials segment the majority of revenue is recognized at a point in time.

DS&S

The DS&S operating segment designs, manufactures, installs, operates, and maintains chemical and gas delivery and distribution systems for specialty gases and chemicals delivered directly to our customers’ manufacturing tools. In addition, the business provides turnkey installation services during facility construction and startup as well as onsite operating services. Below are the two product groups for DS&S.

•
Equipment and installation (Gas, chemical and slurry delivery systems) - DS&S develops, designs, manufactures and sells bulk gas, specialty gas and specialty chemical cabinets and systems that are critical to managing the delivery of key materials into the semiconductor manufacturing process. DS&S also offers resources to assist both new and refurbished semiconductor fabs in the design, installation, startup, and commissioning of the gases and specialty materials delivery systems and quality assurance. The scope of installation services includes project management for installation and startup of the gas and chemical delivery systems, and inventory management. Given the nature of equipment and installation services for DS&S the majority of the revenue is recognized at a point in time.

•
On-Site Services (MEGASYS): DS&S offers on-site contract services to assist customers in managing their inventory of gases and chemicals, including ordering, product changes and monitoring, quality assurance, operating our delivery systems, and managing the bulk gas and specialty gas operations. These services are typically performed on the customer site. Given the nature of the site services for DS&S the revenue is recognized over time.

Corporate

The Corporate segment includes certain administrative costs such as information technology, general services, human resources, legal, accounting, and other services, as well as foreign exchange gains and losses, and other income and expense that cannot be directly associated with operating segments.

The company disaggregates its revenue from contracts with customers by product group, which it believes best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes revenue from contracts with customers disaggregated by product group:

	Three Months Ended December 31,
	2018	2017
(In millions)
Materials
Advanced Materials	$123.6	$111.9
Process Materials	98.1	102.7
Total Materials	221.7	214.6
DS&S
Equipment and Installations	100.9	100.4
Site Services	16.3	14.9
Total DS&S	117.2	115.3
Corporate	0.6	0.9
Total	$339.5	$330.8

The following table summarizes revenue from contracts with customers related to the geographic area in which the company operates:

	Three Months Ended December 31,
	2018	2017
(In millions)
Sales to External Customers
United States	$100.1	$95.0
Taiwan	64.6	59.3
South Korea	116.0	118.5
China	19.2	21.0
Europe	15.7	15.5
Asia, excluding China, Taiwan, and South Korea	23.9	21.5
Total	$339.5	$330.8

Contract Balances

The following tables provide information about contract assets and contract liabilities from contracts with customers. The contract assets primarily relate to our rights to consideration for products produced but not billed at the reporting date on contracts with certain customers. The contract assets are recognized as accounts receivables when the rights become unconditional and the customer has been billed. Contract liabilities represent obligations to transfer goods to a customer for which we have received consideration from our customer.

A roll-forward of the company’s contracts in progress, less progress billings is as follows:

Three Months Ended December 31, 2018
(In millions)
Beginning balance (1)	$20.3
Change related to revenue in excess of billings	4.3
Ending balance (1)	$24.6

(1) Beginning and ending balances are current

A roll-forward of the company’s deferred revenue is as follows:

Three Months Ended December 31, 2018
(In millions)
Beginning balance (1)	$18.7
Amount of deferred revenue recognized in income	(11.7)
Additions to deferred revenue	9.5
Ending balance (1)	$16.5

(1) Beginning and ending balances are current

4.BUSINESS SEPARATION, RESTRUCTURING AND COST REDUCTION ACTIONS

The charges we record for business restructuring and cost reduction actions have been excluded from segment operating income.

During the three months ended December 31, 2018, we recognized a net charge of $1.1 million. The net charge primarily consisted of additional costs as a result of the relocation of assets from a former acquisition.

During the three months ended December 31, 2017, we recognized a net charge of $1.8 million. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and our headquarters and set up of the stand-alone organization and infrastructure.

The following table summarizes the carrying amount of the accrual for the business separation, restructuring and cost reduction actions at December 31, 2018:

Severance and Other Benefits
(In millions)
Balance, September 30, 2018	$3.2
Current Period Charge	0.2
Cash Payments	(0.6)
Balance, December 31, 2018	$2.8

5.INVENTORIES

The components of inventories are as follows:

	December 31, 2018	September 30, 2018
(In millions)
Inventories at FIFO cost
Finished goods	$112.2	$104.3
Work in process	14.9	15.1
Raw materials, supplies and other	62.9	57.7
Inventories	$190.0	$177.1

The September 30, 2018 inventory amounts have been adjusted for the company’s election to change its inventory valuation method of accounting for its U.S. inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method effective the fourth quarter of fiscal 2018. The cost for FIFO inventory approximates replacement cost.

6.GOODWILL

Changes to the carrying amount of goodwill by segment are as follows:

	Materials	Delivery Systems and Services	Total
(In millions)
Balance, September 30, 2018	$165.6	$17.4	$183.0
Currency translation adjustment	0.7	—	0.7
Balance, December 31, 2018	$166.3	$17.4	$183.7

Goodwill is subject to impairment testing in the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of goodwill might not be recoverable. There were no events or circumstances indicating that goodwill might be impaired at December 31, 2018.

7.DEBT

Components of Debt

	December 31, 2018	September 30, 2018
(In millions)
Short-term borrowings(A)	$—	$—
Current portion of long-term debt	5.8	5.8
Long-term debt	973.2	974.2
Total Debt	$979.0	$980.0

(A)	Represents borrowing under foreign lines of credit by non-U.S. subsidiaries which are short term in nature. Availability under these lines of credit at December 31, 2018 was $20.3 million.

Long-term debt

	December 31, 2018	September 30, 2018
(In millions)
Term loan facility under Credit Agreement	$562.1	$563.5
Revolving facility under Credit Agreement	—	—
5.5% Senior Notes due 2024	425.0	425.0
Total debt	987.1	988.5
Less debt discount	1.7	1.8
Less deferred debt costs	6.4	6.7
Less current portion of long-term debt	5.8	5.8
Long-term debt payable after one year	$973.2	$974.2

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

Borrowings under the Term Facility bore interest at a rate of either LIBOR (adjusted for statutory reserve requirements), subject to a minimum floor of 0.75%, plus a margin of 2.50% or an alternate base rate, subject to a minimum floor of 1.75%, plus a margin of 1.50%. On October 10, 2017, Versum amended its Credit Agreement. The amendment decreased the interest rate on borrowings under the Term Facility to LIBOR plus a margin of 2.00%, or an alternate base rate plus a margin of 1.00% (effective rate of 4.80% as of December 31, 2018). The amendment removed the minimum floor on LIBOR and the alternate base rate. If our total leverage ratio is equal to or less than 2.00:1.00 (calculated without any netting of cash on hand) the interest rate will decrease further to LIBOR plus a margin of 1.75%, or an alternate base rate plus a margin of 0.75%. The Term Facility matures on September 30, 2023, and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Facility, with the balance payable on September 30, 2023.

Borrowings under the Revolving Facility bear interest initially at a rate of either LIBOR (adjusted for statutory reserve requirements) plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%, subject to a 0.25% margin reduction based on achieving a first lien net leverage ratio of 1.00:1.00. A commitment fee of 0.375% initially, subject to a reduction to 0.25% based on achieving a first lien net leverage ratio of 1.00:1.00, on the unused portion of the Revolving Facility is payable quarterly in arrears. Letter of credit fees are payable on outstanding letters of credit under the Revolving Facility, and fronting fees equal to a percentage to be agreed with each issuing bank (not to exceed 0.125%) are payable to the issuing banks. The Revolving Facility matures on September 30, 2021. A maximum first lien net leverage ratio covenant (total debt net of cash on hand to total adjusted EBITDA) of 3.25:1.00 will apply if we draw upon the Revolving Facility. As of December 31, 2018, we had availability of $200 million under the Revolving Facility.

The Credit Agreement, as amended, provides that, commencing with Versum’s fiscal year ending on September 30, 2017, a percentage of excess cash flow ranging from 0% to 50%, depending on the first lien net leverage ratio, is required to be used to prepay the Term Facility. As of December 31, 2018, there was no requirement to prepay due to excess cash flows.

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

The agreements governing our indebtedness contain a number of affirmative and negative covenants. We were in compliance with all of our covenants at December 31, 2018.

8.INCOME TAXES

For fiscal year 2019, Versum’s statutory income tax rate increased in non-U.S. jurisdictions including Taiwan and Korea, which increased Versum’s global effective tax rate by 1.6%. The statutory tax rate in Taiwan increased to 20.0% in fiscal year 2019. This is an increase from fiscal year 2018’s statutory tax rate of 17.0%. Korea had unfavorable changes in their tax laws that effectively increased Versum’s tax rate in Korea by approximately 2.0%.

In fiscal 2019, Versum became subject to additional provisions in accordance with the effective dates in the U.S. Tax Act, which was enacted into law on December 22, 2017. The statutory U.S. federal income tax rate is 21.0% for the fiscal year 2019. This is a decrease from fiscal year 2018’s U.S. federal tax rate of 24.5% which represented a blending of the 35.0% statutory rate under prior law and the new 21.0% statutory rate effective January 1, 2018. Additionally, Versum became subject to other new U.S. provisions including the Global Intangible Low Taxed Income (GILTI), Foreign Derived Intangible Income (FDII) deduction, Base Erosion and Anti-Abuse Tax (BEAT) and expanded business interest limitation provisions. The Company is electing to treat changes to the GILTI inclusion as a period cost in the period incurred. The income tax effect of all U.S. Tax Act provisions has been considered in the current period tax expense and their net impact on the global effective tax rate for fiscal year 2019 was minor. The Company will continue to actively monitor and analyze legal developments and new guidance throughout the year and adjust applicable calculations as necessary.

In accordance with the SEC’s Staff Accounting Bulletin No. 118, the three months ended December 31, 2018 was the final measurement period available for the Company for recording provisional adjustments related to the U.S. Tax Act. As of December 31, 2018, the accounting for the income tax effects of the U.S. Tax Act have been completed and recorded in the Company’s financial statements. The final measurement period adjustment of $1.7 million is the only provisional adjustment made in fiscal year 2019 related to the U.S. Tax Act and no further provisional measurement period adjustments will be made.

The measurement period adjustment recorded in the current quarter was a benefit related to federal and state taxes on the mandatory deemed repatriation of certain of the Company’s foreign accumulated earnings and reduces the Company’s tax on the mandatory deemed repatriation to $52.1 million. The measurement period adjustment is non-recurring and it reduced our U.S. GAAP effective tax rate by 2.1% for the three months ended December 31, 2018. We expect to elect to pay the federal portion of the resulting liability, net of available tax credits, over the eight-year period provided in the U.S. Tax Act, with $3.1 million of the federal liability and $1.2 million of the state liability payable in January 2019.

Versum records U.S. income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. For the three months ended December 31, 2018, the accrued expense related to withholding taxes on undistributed earnings is $0.7 million.

9.FINANCIAL INSTRUMENTS

We enter into forward exchange contracts to hedge the fair value exposure on inter-company loans. During the three months ended December 31, 2018 and 2017, this portfolio of forward exchange contracts consisted primarily of Japanese Yen and U.S. Dollars as well as Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding at December 31, 2018 and 2017 was approximately 9 months. At December 31, 2018 and September 30, 2018, the total notional principal amount of our outstanding hedge contracts was $33.7 million and $36.1 million, respectively.

As of December 31, 2018 and September 30, 2018, there were no derivatives designated as hedging instruments. The tables below summarize the fair values of our derivatives not designated as hedging instruments and balance sheet location of these outstanding derivatives:

	December 31, 2018
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$0.1	Payables and accrued liabilities	$0.4

	September 30, 2018
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$0.4	Payables and accrued liabilities	$—

Refer to Note 10, Fair Value, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our forward contracts:

	Three Months Ended December 31,
(In millions)	2018	2017
Forward Exchange Contracts, net of tax:
Net loss recognized in other (income) expense, net(A)	$0.9	$—

(A)
The impact of the non-designated hedges noted above was largely offset by gains and losses resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in nonfunctional currencies.

The cash flows related to all derivative contracts are reported in the operating activities section of the consolidated statements of cash flows.

10.FAIR VALUE

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

Refer to Note 9, Financial Instruments, for a description of derivative instruments, including details on the balance sheet line classifications.

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

The carrying values and fair values of our derivatives and debt are as follows:

	December 31, 2018		September 30, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
(In millions)
Assets
Forward Exchange Contracts	$0.1	$0.1	$0.4	$0.4

Liabilities
Forward Exchange Contracts	$0.4	$0.4	$—	$—
Long-term Debt
Senior Notes	$422.9	$425.0	$435.6	$425.0
Term Facility	553.6	562.1	567.0	563.5
Total Long-term Debt	$976.5	$987.1	$1,002.6	$988.5

The carrying amounts reported in the consolidated balance sheet for cash and cash items, trade receivables, payables and accrued liabilities, and accrued income taxes approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the above table.

11.RETIREMENT BENEFITS

Defined Benefit Pensions

Our plans provide certain international employees in Germany, Korea and Taiwan various pension benefits. Charges to expense are based upon actuarial analysis.

The components of net periodic pension costs for Versum’s defined benefit pension plans are as follows:

	Three Months Ended December 31,
	2018	2017
(In millions)
Service cost	$0.5	$0.5
Interest cost	0.2	0.2
Net periodic pension cost	$0.7	$0.7

Defined Contribution Plan

Versum provides benefits for all U.S. employees and certain non-U.S. employees under a Versum defined contribution plan.

The following table summarizes our defined contribution expense:

	Three Months Ended December 31,
	2018	2017
(In millions)
Defined contribution expense	$2.2	$2.1

12.SHARE-BASED COMPENSATION

We have the following outstanding share-based compensation awards: (a) stock options; (b) time-based restricted stock units; and (c) market-based restricted stock units.

During the three months ended December 31, 2018, under the Versum Long-Term Incentive Plan we granted annual awards of time-based restricted stock units and market-based restricted stock units, consisting of performance-based restricted stock units. In addition, during the three months ended December 31, 2017 we granted annual awards of market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. Under all programs, the terms of the awards are fixed at the grant date. Generally we issue new shares upon the payout of restricted stock units and the exercise of stock options. For our Korean employees we pay cash in lieu of issuing shares with respect to restricted stock units. As of December 31, 2018, there were 4.5 million shares available for future grant under the Versum Long-Term Incentive Plan.

Total after-tax share-based compensation awards cost recognized in the consolidated income statement is summarized below:

	Three Months Ended December 31,
	2018	2017
(In millions)
Before-Tax Share-Based Compensation Award Cost	$2.6	$2.4
Income Tax Benefit	0.5	0.6
After-Tax Share-Based Compensation Award Cost	$2.1	$1.8

Before-tax share-based compensation award cost is primarily included in selling and administrative expense on our consolidated income statements.

Total before-tax share-based compensation award cost by type of program was as follows:

	Three Months Ended December 31,
	2018	2017
(In millions)
Restricted stock units	$2.4	$2.3
Director awards	0.2	0.1
Before-Tax Share-Based Compensation Cost	$2.6	$2.4

Restricted Stock Units

New share-based compensation awards

During the three months ended December 31, 2018, under its Long-Term Incentive Plan Versum granted 270,861 time-based restricted stock units and market based restricted stock units, consisting of performance-based restricted stock units. The time-based restricted stock units were granted at a weighted-average grant-date fair value of $31.83 per unit which vest on September 30, 2021, subject to the holder’s continued employment with the Company. The performance-based restricted stock units are earned at the end of a performance period beginning October 1, 2018 and ending September 30, 2021, conditioned on the level of Versum’s total shareholder return in relation to a defined peer group over the three-year performance period.

In addition, during the three months ended December 31, 2017, under its Long-Term Incentive Plan Versum granted 200,088 market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. The performance-based restricted stock units are earned at the end of a performance period beginning October 1, 2017 and ending September 30, 2020, conditioned on the level of Versum’s total shareholder return in relation to a defined peer group over the three-year performance period. The performance-based market stock units are earned based on the percentage change in the price of Versum’s common stock over the performance period beginning October 1, 2017 and ending September 30, 2020.

Subject to the recipient’s continued employment, these market-based restricted stock units granted during the three months ended December 31, 2018 and 2017 generally vest on the date that the Versum Compensation Committee certifies the payout determination under the performance goals, which date must be within 90 days after the end of the performance period. Under GAAP, both the performance-based restricted stock units and performance-based market stock units are considered market-based awards.

Vesting for time-based restricted stock units and market based restricted stock units is subject to certain exceptions in the event of involuntary termination by Versum, death, disability or retirement. Upon vesting, restricted stock units represent the right to receive shares of our common stock with the exception of our Korean employees. Our Korean employees are paid in cash based on the fair value of their vested units. Dividend equivalent rights accrue for these awards, but do not vest unless the underlying awards vest.

The time-based restricted stock units awarded during the three months ended December 31, 2018 had an estimated grant-date fair value of $31.83 per unit. The market based restricted stock units awarded during the three months ended December 31, 2018 and 2017 had an estimated grant-date fair value of $40.86 and $50.18, respectively, per unit for the performance-based restricted stock units. The market based restricted stock units awarded during the three months ended December 31, 2017 had an estimated grant-date fair value of $45.71 per unit for the performance-based market stock units. The fair value of market-based restricted stock units was estimated using a Monte Carlo simulation model as these equity awards are tied to a market condition. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards.

We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period; however, expense recognition is accelerated for retirement eligible individuals who meet the requirements for vesting upon retirement.

The calculation of the fair value of market-based restricted stock units during the three months ended December 31, 2018 and 2017 used the following assumptions:

	Three Months Ended December 31,
	2018	2017
(In percentages)
Expected volatility	29.0%	28.0%
Risk-free interest rate	2.8%	1.9%
Expected dividend yield	0.7%	0.5%

A summary of restricted stock unit activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2018	1.1	$29.47
Granted	0.3	36.58
Paid out	(0.3)	23.62
Outstanding, December 31, 2018	1.1	$32.58

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average)
Outstanding, September 30, 2017	1.1	$25.30
Granted	0.2	48.39
Paid out	(0.2)	29.68
Outstanding, December 31, 2017	1.1	$29.31

Cash payments of $0.2 million for the three months ended December 31, 2018 and 2017 were made for restricted stock units paid out of Korea. As of December 31, 2018 and 2017, there was $20.6 million and $21.2 million, respectively, of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 2.3 and 2.6 years, respectively. The total fair value of restricted stock units paid out during the three months ended December 31, 2018 and 2017 was $5.8 million and $4.8 million, respectively.

Stock Options

We may grant awards of options to purchase common stock to executive officers and selected employees. All of our outstanding stock options are a result of the conversion in connection with the Separation. The exercise price of stock options equals the market price of our stock on the date of the grant. Options generally vest incrementally over three years and remain exercisable for ten years from the date of grant.

During the three months ended December 31, 2018 and 2017, no stock options were granted.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2018	0.5	$18.66
Granted	—	—
Exercised	—	—
Outstanding, December 31, 2018	0.5	$18.66

	Shares	Weighted Average Exercise Price
(In millions, except weighted average)
Outstanding, September 30, 2017	0.5	$18.55
Granted	—	—
Exercised	—	—
Outstanding, December 31, 2017	0.5	$18.56

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, December 31, 2018	4.5	$4.1
Exercisable, December 31, 2018	4.5	4.1

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, December 31, 2017	5.4	$9.1
Exercisable, December 31, 2017	5.4	9.1

The aggregate intrinsic value represents the amount by which our closing stock price of $27.72 and $37.85 as of December 31, 2018 and 2017 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable.

The total intrinsic value of stock options exercised was zero during the three months ended December 31, 2018 and 2017.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of December 31, 2018, the stock options were fully expensed.

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

During the three months ended December 31, 2018 and 2017, $0.2 million and $0.1 million, respectively, in share-based compensation expense was recognized related to these awards.

13.STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

The table below summarizes changes in accumulated other comprehensive income (loss) (“AOCL”), net of tax:

	Net income on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2018	$—	$(14.8)	$(3.4)	$(18.2)
Other comprehensive income before reclassifications	—	0.9	—	0.9
Amounts reclassified from AOCL	—	—	—	—
Net current period other comprehensive income	—	0.9	—	0.9
Other comprehensive income attributable to non-controlling interest	—	—	—	—
Balance, December 31, 2018	$—	$(13.9)	$(3.4)	$(17.3)

	Net income on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2017	$(0.2)	$(16.0)	$(2.2)	$(18.4)
Other comprehensive income before reclassifications	0.1	19.7	—	19.8
Amounts reclassified from AOCL	—	—	—	—
Net current period other comprehensive income	0.1	19.7	—	19.8
Other comprehensive income attributable to non-controlling interest	—	0.7	—	0.7
Balance, December 31, 2017	$(0.1)	$3.0	$(2.2)	$0.7

The amounts reclassified out of accumulated other comprehensive income (loss) for the three months ended December 31, 2018 and 2017 were zero.

Cash Dividend

On October 31, 2018, the company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling $8.8 million, which was paid on November 27, 2018 to shareholders of record as of November 13, 2018.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the company’s Board of Directors.

14.EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2018	2017
(In millions, except per share data)
Numerator
Net Income Attributable to Versum	$61.1	$18.7
Denominator
Weighted average number of common shares - Basic	109.1	108.9
Effect of dilutive securities
Employee stock option and other award plans	0.7	0.8
Weighted average number of common shares - Diluted	109.8	109.7

Earnings Per Common Share Attributable to Versum
Net Income Attributable to Versum - Basic	$0.56	$0.17
Net Income Attributable to Versum - Diluted	0.56	0.17

For the three months ended December 31, 2018 and 2017, outstanding share-based awards of 0.2 million and 0.1 million shares were anti-dilutive and therefore excluded from the computation of diluted earnings per share.

15.COMMITMENTS AND CONTINGENCIES

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

Refer to Note 21 of "Notes to the Annual Consolidated Financial Statements" in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, for additional information regarding commitments and contingencies.

16.SEGMENT INFORMATION

We are comprised of two primary operating segments, Materials and Delivery Systems and Services, under which we manage our operations and assess performance, and a Corporate segment. Our segments are differentiated by the types of products sold.

Segment

	Three Months Ended December 31,
	2018	2017
(In millions)
Sales
Materials	$221.7	$214.6
Delivery Systems and Services	117.2	115.3
Corporate	0.6	0.9
Total	$339.5	$330.8
Operating Income (Loss)
Materials	$67.6	$66.1
Delivery Systems and Services	34.7	33.5
Corporate	(5.4)	(8.5)
Segment Total	$96.9	$91.1
Business separation, restructuring and cost reduction actions	(1.1)	(1.8)
Total	$95.8	$89.3

	December 31, 2018	September 30, 2018
(In millions)
Total Assets
Materials	$876.0	$862.5
Delivery Systems and Services	160.3	144.9
Corporate	509.1	497.9
Total	$1,545.4	$1,505.3

17.    SUBSEQUENT EVENT

Cash Dividend

On January 29, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, to be paid on February 26, 2019 to all shareholders of record as of February 12, 2019.

Merger

On January 28, 2019, the company announced its entry into an agreement and plan of merger with Entegris, Inc. (“Entegris”). Under the terms of the agreement, which was unanimously approved by the Boards of Directors of both companies, Versum stockholders will receive 1.120 shares of Entegris for each existing Versum share. Upon completion of the merger, Entegris stockholders will own approximately 52.5% and Versum stockholders will own approximately 47.5% of the combined company (based on fully diluted shares outstanding including exercisable options only).  The transaction is expected to close in the second half of 2019, subject to the satisfaction of customary closing conditions, including receipt of U.S. and international regulatory approvals and approval by the stockholders of each company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2018, included in our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by references to future periods, and include statements about our business strategies, operating plans, anticipated growth rates, and prospects, anticipated profitability and margins, sales expectations, future operating income and Adjusted EBITDA; our ability to continue successfully providing innovative solutions to customers through technology; estimates regarding future capital requirements; estimates of expenses and cost reduction efforts; estimates of future tax liability and effective tax rates; our ability to execute on our strategy, including our ability to enhance our portfolio positions through future organic and inorganic investments; our ability to meet customer demand; estimates of the size of the market for our products; forecasted industry capital spending and anticipated demand for our products; our ability to compete successfully as a leading materials supplier to the semiconductor industry and obtain next generation node opportunities; our successful and timely completion of various capital projects; and other matters. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target,” “opportunity” and similar expressions, among others, generally identify forward-looking statements, which are based on management’s reasonable expectations and assumptions as of the date the statements were made. Actual results and the outcomes of future events may differ materially from those expressed or implied in the forward-looking statements because of a number of risks and uncertainties, including, without limitation, the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate any definitive merger agreement between us and Entegris, Inc.; the outcome of any legal proceedings that may be instituted against us or Entegris, Inc.; the ability to obtain regulatory approvals and meet other closing conditions to the merger, including approval by our and Entegris, Inc. stockholders on the expected terms and schedule, including the risk that regulatory approvals required for the merger are not obtained or are obtained subject to conditions that are not anticipated; delay in closing the merger; difficulties and delays in integrating our business with Entegris, Inc. or fully realizing cost savings and other benefits; business disruption following the merger; our ability or the ability of Entegris, Inc. to retain and hire key personnel; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger; uncertainty as to the long-term value of the common stock of Entegris, Inc. following the merger; legislative, regulatory and economic developments; potential business uncertainty, including changes to existing business relationships, during the pendency of the merger that could affect our or Entegris, Inc.’s financial performance; certain restrictions during the pendency of the merger that may impact our or Entegris, Inc.’s ability to pursue certain business opportunities or strategic transactions; the business, economic and political conditions in the markets in which we and Entegris, Inc. operate; events beyond our control such as acts of terrorism; product supply versus demand imbalances in the semiconductor industry or in certain geographic markets may decrease the demand for our goods and services; our concentrated customer base; our dependence upon the capital expenditure cycles of our customers; our ability to continue technological innovation and successfully introduce new products to meet the evolving needs of our customers; our ability to protect and enforce our intellectual property rights and to avoid violating any third party intellectual property or technology rights; unexpected interruption of or shortages in our raw material supply; inability of sole source, limited source or qualified suppliers to deliver to us in a timely manner or at all; hazards associated with specialty chemical manufacturing, such as fires, explosions and accidents, could disrupt our operations or the operations of our suppliers or customers; increased competition and new product development by our competitors, changing customer needs and price changes in materials and components could result in declining demand for our products; operational, political and legal risks of our international operations, including government actions such as trade wars; recent changes in U.S. tax laws; the impact of changes in environmental and health and safety regulations, anticorruption enforcement, sanctions, import/export controls, tax and other legislation and regulations in jurisdictions in which Versum Materials and its affiliates operate; our available cash and access to additional capital may be limited by substantial leverage and debt service obligations; uncertainty regarding the availability of financing to us in the future and the terms of such financing; agreements governing our indebtedness may restrict our current and future operations, and hamper our ability to respond to changes or to take certain actions; government regulation of raw materials, products and facilities may impact our product manufacturing processes, handling, storage, transportation, uses and applications; possible liability for contamination, personal injury or third party impacts if hazardous materials are released into the environment; cyber security threats may compromise our data or disrupt our information technology applications or services; fluctuation of currency exchange rates; costs and outcomes of litigation or regulatory investigations; the timing, impact, and other uncertainties of future acquisitions or divestitures; restrictions in our governing documents and of Delaware law may prevent or delay an acquisition of us; tax and other potential liabilities to Air Products assumed in connection with the separation and spin-off; potential conflicts of interest between us and Air Products by our directors and officers; potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements with respect to the separation and spin-off and related internal reorganization transactions; and other risk factors described in our most recent Annual Report on Form 10-K and in any of our subsequently filed Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission (“SEC”) and available on the Internet at www.sec.gov. Versum disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in assumptions, beliefs or expectations or any change in circumstances upon which any such forward-looking statements are based.

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

For 2019, we expect semiconductor growth to be in the low single digits as measured by MSI (millions of square inches of silicon produced) and semiconductor capital spending, measured by WFE (wafer fab equipment spending) to be down mid teens as the industry absorbs a temporary pause in underlying market growth and expansion.

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

We expect our DS&S segment to continue to benefit from the continued high level of industry capital spending on a historical basis, our position with key customers and the further development of the semiconductor market in China.

Subsequent Event

On January 28, 2019, the company announced its entry into an agreement and plan of merger with Entegris. Under the terms of the agreement, which was unanimously approved by the Boards of Directors of both companies, Versum stockholders will receive 1.120 shares of Entegris for each existing Versum share. Upon completion of the merger, Entegris stockholders will own approximately 52.5 percent and Versum stockholders will own approximately 47.5 percent of the combined company (based on fully diluted shares outstanding including exercisable options only).  The transaction is expected to close in the second half of 2019, subject to the satisfaction of customary closing conditions, including receipt of U.S. and international regulatory approvals, and approval by the stockholders of each company.

Performance Summary

First Quarter 2019 vs First Quarter 2018

•
Sales of $339.5 million increased $8.7 million, or 2.6%. Sales increased due to higher volumes of 5% partially offset by unfavorable price/mix of 1%. The increase in sales was driven by strong volumes in Advanced Materials with more modest volume growth in Process Materials and DS&S. Currency changes had an unfavorable impact on sales of 1%.

•
Operating income of $95.8 million increased $6.5 million, or 7.3%, due to higher volumes of $9.7 million, favorable Selling & Administrative and Research & Development (“SARD”) and other costs of $1.8 million and favorable separation, restructuring and cost reduction actions of $0.7 million, partially offset by unfavorable gross profit impacts of $5.7 million primarily due to price/mix in Process Materials and higher plant spending. Operating income margin was 28.2%, up 120 basis points (“bp”).

•
Adjusted EBITDA of $110.4 million increased $7.7 million, or 7.5%, primarily due to higher volumes of $9.7 million and favorable SARD and other costs of $2.6 million, partially offset by unfavorable gross profit impacts of $4.6 million. The major driver of the improved performance was the strong volumes in Advanced Materials. These were partially offset by unfavorable gross profit impacts in Process Materials, including price/mix and higher plant spending. Adjusted EBITDA margin was 32.5%, up 150 bp.

•	Cash flows from operations for the three months ended December 31, 2018 was $46.2 million, with cash used for capital spending of $22.0 million.

RESULTS OF OPERATIONS

Discussion of Consolidated Results - Three Months Ended December 31, 2018 vs. Three Months Ended December 31, 2017

	Three Months Ended December 31,
	2018	2017
(In millions)
Sales	$339.5	$330.8
Cost of sales	196.1	191.2
Selling and administrative	35.5	35.3
Research and development	12.9	12.7
Business separation, restructuring and cost reduction actions	1.1	1.8
Other (income) expense, net	(1.9)	0.5
Operating income	95.8	89.3
Interest expense	12.8	11.3
Write-off of financing costs	—	2.1
Non-service components of periodic pension cost	0.2	0.2
Income Before Taxes	82.8	75.7
Income tax provision	19.7	55.0
Net Income	63.1	20.7
Less: Net Income Attributable to Non-controlling Interests	2.0	2.0
Net Income Attributable to Versum	$61.1	$18.7
Non-GAAP Basis
Adjusted EBITDA	$110.4	$102.7

Three Months Ended December 31, 2018 vs. 2017

% Change from Prior Period
Three Months Ended December 31, 2018
Sales
Volume	5%
Price/mix	(1)%
Currency	(1)%
Total Versum Change	3%

Sales of $339.5 million increased $8.7 million, or 2.6%. Sales increased due to higher volumes of 5% partially offset by unfavorable price/mix of 1%. Currency changes had an unfavorable impact on sales of 1%. The Materials segment’s sales increased 3% from double digit volume growth in Advanced Materials and modest growth in Process Materials. The DS&S segment’s sales increased 2% primarily driven by continued equipment and installation sales growth.

Operating Income and Operating Margin

Operating income of $95.8 million increased $6.5 million, or 7.3%, due to higher volumes of $9.7 million, favorable SARD and other costs of $1.8 million and favorable separation, restructuring and cost reduction actions of $0.7 million partially offset by unfavorable gross profit impacts of $5.7 million primarily due to price/mix in Process Materials and higher plant spending. Operating margin increased 120 bp.

Cost of Sales and Gross Profit Margin

Cost of sales of $196.1 million increased $4.9 million, or 2.6%, as a result of higher raw materials cost of $4.9 million primarily due to higher volumes. Gross profit margin of 42.2% remained flat.

Selling and Administrative Expense

Selling and administrative expense of $35.5 million increased by $0.2 million. There were no significant items driving the change. Selling and administrative expense as a percent of sales decreased to 10.5% from 10.7%.

Research and Development

Research and development expense of $12.9 million increased $0.2 million. There were no significant items driving the change. Research and development expense as a percent of sales remained flat at 3.8%.

Business Separation, Restructuring and Cost Reduction Actions

During the three months ended December 31, 2018, we recognized a net charge of $1.1 million. The net charge primarily consisted of additional costs as a result of the relocation of assets from a former acquisition.

Other (Income) Expense, Net

Items recorded to other (income) expense, net arise from transactions and events not directly related to our principal income earning activities.

Other income, net was $1.9 million for the three months ended December 31, 2018 compared to $0.5 million for the three months ended December 31, 2017. This change was primarily due to foreign exchange impacts and interest income.

Interest Expense

Interest incurred increased $1.5 million due to interest rate fluctuations.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 23.8% for the three months ended December 31, 2018 compared to 72.7% for the three months ended December 31, 2017. The decrease in effective tax rate was attributable primarily to (1) a non-recurring benefit related to the fiscal year 2018 deemed mandatory repatriation of certain accumulated foreign earnings and revaluation of deferred tax assets charge as a result of the U.S. Tax Act, offset by (2) a charge related to changes in global pretax mix and statutory tax rates in certain jurisdictions, (3) a charge for the tax impact of decreases in foreign exchange losses in various foreign jurisdictions, and (4) a net charge for additional provisions applicable in fiscal year 2019 in connection with the U.S. Tax Act, namely GILTI, BEAT and FDII.

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

•	Though not business operating costs, interest expense, non-service components of net periodic pensions costs and income tax provision represent ongoing costs of Versum.

•	Depreciation and amortization charges represent the wear and tear or reduction in value of the plant, equipment, and intangible assets which permit us to manufacture and market our products.

•	Other companies may define non-GAAP measures differently than we do, limiting their usefulness as comparative measures.

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

Presented below is a reconciliation of the reported GAAP results to the non-GAAP measure:

Adjusted EBITDA and EBITDA Margin

We define Adjusted EBITDA as net income excluding certain disclosed items, which we do not believe to be indicative of underlying business trends, before interest expense, write-off of financing costs, non-service components of net periodic pension costs, income tax provision, depreciation and amortization expense, non-controlling interest and business separation, restructuring, and cost reduction actions. Adjusted EBITDA provides a useful metric for management to assess operating performance. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by sales.

Three Months Ended December 31, 2018 vs. 2017

Below is a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended December 31,
	2018	2017
(In millions, except percentages)
Net Income Attributable to Versum	$61.1	$18.7
Add: Interest expense	12.8	11.3
Add: Write-off of financing costs	—	2.1
Add: Non-service components of net periodic pension cost	0.2	0.2
Add: Income tax provision	19.7	55.0
Add: Depreciation and amortization	13.5	11.6
Add: Non-controlling interests	2.0	2.0
Add: Business separation, restructuring and cost reduction actions	1.1	1.8
Adjusted EBITDA	$110.4	$102.7
Adjusted EBITDA Margin	32.5%	31.0%
Change from prior year	$7.7
% change from prior year	7.5%

Adjusted EBITDA of $110.4 million increased $7.7 million, or 7.5%, primarily due to higher volumes of $9.7 million and favorable SARD and other costs of $2.6 million, partially offset by unfavorable gross profit impacts of $4.6 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Three Months Ended December 31,
	2018	2017
(In millions)
Materials	$221.7	$214.6
DS&S	117.2	115.3
Corporate	0.6	0.9
Total Company Sales	$339.5	$330.8

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Three Months Ended December 31,
	2018	2017
(In millions, except percentages)
Materials
Operating income	$67.6	$66.1
Add: Depreciation and amortization	12.6	11.0
Segment Adjusted EBITDA	$80.2	$77.1
Segment Adjusted EBITDA margin(A)	36.2%	35.9%
DS&S
Operating income	$34.7	$33.5
Add: Depreciation and amortization	0.7	0.3
Segment Adjusted EBITDA	$35.4	$33.8
Segment Adjusted EBITDA margin(A)	30.2%	29.3%
Corporate
Operating loss	$(5.4)	$(8.5)
Add: Depreciation and amortization	0.2	0.3
Segment Adjusted EBITDA	$(5.2)	$(8.2)

Total Versum Adjusted EBITDA	$110.4	$102.7

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended December 31,
(In millions)	2018	2017
Operating Income
Segment total	$96.9	$91.1
Business separation, restructuring and cost reduction actions	(1.1)	(1.8)
Combined Total	$95.8	$89.3

Materials

% Change from Prior Period
Three Months Ended December 31, 2018
Sales
Volume	6%
Price/mix	(2)%
Currency	(1)%
Total Materials Sales Change	3%

Sales of $221.7 million increased $7.1 million, or 3.3%, primarily due to higher volumes of 6%. The higher volumes of 6% were driven by double digit volume growth in Advanced Materials and low single digit volume growth in Process Materials. The volume increase was partially offset by unfavorable price/mix of 2% and unfavorable currency impacts of 1%. Growth was broad based from new and legacy products in both memory and logic.

Operating income of $67.6 million increased $1.5 million, or 2.3%, due to higher volumes of $8.8 million partially offset by unfavorable gross profit impacts of $6.7 million primarily from Process Materials price/mix and higher plant spending in addition to higher SARD costs of $0.6 million.

Adjusted EBITDA of $80.2 million increased $3.1 million, or 4.0%, due to higher volumes of $8.8 million and favorable SARD costs of $0.2 million partially offset by unfavorable gross profit impacts of $5.9 million primarily from Process Materials price/mix and higher plant spending. Adjusted EBITDA margin remained flat at 36.2%.

Delivery Systems and Services

% Change from Prior Period
Three Months Ended December 31, 2018
Sales
Volume	3%
Price/mix	—%
Currency	(1)%
Total DS&S Sales Change	2%

Sales of $117.2 million increased $1.9 million, or 1.6%, driven by equipment and installation growth.

Operating income of $34.7 million increased $1.2 million, or 3.6%, due to favorable gross profit impacts of $1.1 million and higher volumes of $1.0 million partially offset by unfavorable SARD and other costs of $0.9 million.

Adjusted EBITDA of $35.4 million increased $1.6 million, or 4.7%, due to favorable gross profit impacts of $1.5 million and higher volumes of $1.0 million partially offset by unfavorable SARD and other costs of $0.9 million. Adjusted EBITDA margin of 30.2% increased 90 bp.

Corporate

Operating loss of $5.4 million improved by $3.1 million, or 36.5%. The improvement was driven by foreign exchange impacts and interest income.

Adjusted EBITDA loss of $5.2 million improved by $3.0 million, or 36.6%. The improvement was driven by foreign exchange impacts and interest income.

LIQUIDITY AND CAPITAL RESOURCES

Historically, a significant portion of our cash balances are generated by operating activities. Our primary sources of liquidity are cash on hand, which was $408.0 million at December 31, 2018, our cash flows from operations, our Revolving Facility and various non-U.S. credit facilities. We anticipate that our primary uses of cash will be for working capital, debt service, capital expenditures for expansion, productivity and maintenance, potential dividends, acquisitions and general corporate purposes. Our ability to fund these uses of liquidity also will often depend upon where we generate cash, our ability to reinvest in such countries and our ability to repatriate cash into the U.S. Our ability to fund operations and capital needs will depend upon our ongoing ability to generate cash from operations and access the capital markets. We believe that future cash from operations, our Revolving Facility, and access to capital markets will provide adequate resources to meet working capital needs, potential dividends, capital expenditures and strategic investments.

As of December 31, 2018, the majority of our cash and cash items of $408.0 million were held outside the U.S. If we elect to repatriate the foreign cash, we may be required to accrue and pay withholding taxes on a portion of these amounts.

As of December 31, 2018, we had availability of $200.0 million under our Revolving Facility and approximately $20.3 million under our various non-US credit facilities.

As of December 31, 2018, we had $987.1 million of total debt. Our scheduled principal repayments on debt for our fiscal years include $4.3 million due in 2019, $5.8 million due in 2020, $5.8 million due in 2021, $5.8 million due in 2022, $540.4 million due in 2023 and $425.0 million due thereafter. We were in compliance with all of our debt covenants at December 31, 2018, and we expect to remain in compliance with these covenants for at least the next twelve months.

For a summary of our Senior Credit Facilities and the Notes, see Note 7, “Debt”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In connection with the U.S. Tax Act, we recorded a liability of $52.1 million for the Federal and State taxes on the mandatory deemed repatriation of certain foreign accumulated earnings. Due to taxes on the mandatory deemed repatriation, less certain foreign tax credits, we expect our Federal and State cash taxes for our fiscal years to increase $4.3 million for 2019, $3.1 million for 2020, $3.1 million for 2021, $3.1 million for 2022, $3.1 million for 2023 and $23.3 million thereafter.

CASH FLOWS

Our cash flows provided by (used in) operating, investing, and financing activities as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended December 31,
	2018	2017
(In millions)
Operating activities	$46.2	$39.1
Investing activities	(21.3)	(28.3)
Financing activities	(16.6)	(8.5)

Operating Activities

For the three months ended December 31, 2018, cash provided by operating activities was $46.2 million. Net income attributable to Versum of $61.1 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes and share-based compensation expense. Working capital was a use of cash of $36.0 million. The change in working capital was primarily a result of a decrease in payables and accrued liabilities due to year-end payment of incentive compensation as well as an increase in trade receivables, inventory and contracts in progress less progress billings due to increased sales activity and period over period timing differences related to collections.

For the three months ended December 31, 2017, cash provided by operating activities was $39.1 million. Net income attributable to Versum of $18.7 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, gain on sale of assets and share-based compensation expense. Working capital was a source of cash of $19.0 million. The change in working capital was primarily a result of an increase in accrued income taxes of $60.2 million largely attributable to a charge as a result of the Tax Act partially offset by a decrease in payables and accrued liabilities due to year-end payment of incentive compensation and an increase in trade receivables due to increased sales activity and period over period timing differences related to collections.

Investing Activities

For the three months ended December 31, 2018, cash used by investing activities was $21.3 million primarily due to spending for plant and equipment. For the three months ended December 31, 2017, cash used in investing activities was $28.3 million primarily due to spending for plant and equipment.

Capital expenditures in the three months ended December 31, 2018 totaled $22.0 million, including $0.3 million of capital spending related to one-time restructuring activities, compared to $28.7 million, including $11.5 million of capital spending related to one-time restructuring activities in the three months ended December 31, 2017. The decrease in capital expenditures of $6.7 million for the period was primarily due to lower plant and equipment spending as well as restructuring capital expenditures.

Financing Activities

For the three months ended December 31, 2018, cash used for financing activities was $16.6 million primarily due to the payment of long-term debt and a dividend paid to shareholders. For the three months ended December 31, 2017, cash used for financing activities was $8.5 million primarily due to the payment of long-term debt and a dividend paid to shareholders.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, lease agreements, unconditional purchase obligations, and other long-term obligations. There have been no material changes to contractual obligations since September 30, 2018.

LONG-TERM EMPLOYEE BENEFITS

Refer to Note 11, “Retirement Benefits”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we did not have any off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2018. During the three months ended December 31, 2018, there have been no significant changes in our critical accounting policies as reported in our 2018 Annual Report on Form 10-K.

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

We address these financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. Counterparties to all derivative contracts are major financial institutions, thereby minimizing the risk of credit loss. All instruments are entered into for other than trading purposes. For details on the types and use of these derivative instruments, see Note 9, Financial Instruments, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

Our derivative and other financial instruments consist of foreign exchange-forward contracts and long-term debt (including current portion). The net market value of these financial instruments combined is referred to below as the net financial instrument position and is disclosed in Note 10, Fair Value, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At December 31, 2018, the net financial instrument position was a liability of $976.8 million.

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

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt assumes an instantaneous 100 bp move in interest rates from the level at December 31, 2018, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $20.3 million in the fair value of our fixed rate debt at December 31, 2018.

Based on the variable-rate debt balance at December 31, 2018, a 100 bp increase in interest rates would result in an additional $5.6 million of interest incurred per year at the end of December 31, 2018.

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

The sensitivity analysis related to foreign currency exchange rates as they relate to the forward contracts assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at December 31, 2018, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $2.9 million in the net asset position of financial instruments at December 31, 2018.

We also have sales denominated in the South Korean Won, New Taiwan Dollar, Chinese Renmibi, Euro and the Japanese Yen. Approximately 56% of Versum’s sales are denominated in these currencies. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during the three months ended December 31, 2018, the operating income would be negatively impacted by approximately $4.8 million.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures and to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2018 there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 15, “Commitments and Contingencies”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Additional information on our commitments and contingencies can be found in our Annual Report on Form 10-K for our fiscal year ended September 30, 2018.

Item 1A. Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC and in any of our subsequently filed Quarterly Reports on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing Versum. Other than as set forth below, there have been no material changes to the risk factors set forth in our most recently filed Form 10-K and subsequently filed Form 10-Qs.

There are risks and uncertainties associated with our planned merger with Entegris.

On January 28, 2019, the Company announced its entry into an agreement and plan of merger (the “Merger Agreement”) with Entegris. Completion of the proposed merger is subject to various conditions, and the proposed merger may not occur even if we obtain stockholder approval.

The completion of the proposed merger is subject to certain conditions, including, among others, (i) the adoption of the Merger Agreement by our stockholders; (ii) the approval of the issuance of common stock of Entegris pursuant to the Merger Agreement, the adoption of the Merger Agreement and the adoption of an amendment of the charter of Entegris by the stockholders of Entegris; (iii) the approval for listing on the NASDAQ or NYSE of the shares of Entegris common stock to be issued pursuant to the Merger Agreement; (iv) the expiration or earlier termination of any applicable waiting period, and the receipt of approvals under, domestic and certain foreign antitrust and competition laws; (v) the absence of governmental restraints or prohibitions preventing the consummation of the Merger; and (vi) the effectiveness of the registration statement on Form S-4 registering the Entegris common stock issuable in the Merger and absence of any stop order or proceedings by the SEC with respect thereto. The obligation of each of us and Entegris to consummate the proposed merger is also conditioned on, among other things, the receipt from each party’s counsel of a tax opinion as to the tax-free nature of the merger, the absence of a material adverse effect on the other party, the truth and correctness of the representations and warranties made by the other party on the date of the Merger Agreement and on the closing date (subject to certain “materiality” and “material adverse effect” qualifiers), and the performance by the other party in all material respects of its obligations under the Merger Agreement. We cannot provide any assurance that these conditions will be met or waived, or that we will be able to successfully consummate the proposed merger as provided for under the Merger Agreement, or at all.

If the proposed merger is not completed, our stock price will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, we may be required to pay a termination fee of $140 million if the Merger Agreement is terminated under circumstances specified in the Merger Agreement.

In this regard, we face risks and uncertainties due both to the pendency of the proposed merger as well as the potential failure to consummate the proposed merger, including:

•	the occurrence of any event, change or other circumstances that could give us or Entegris the right to terminate the Merger Agreement;

•	the outcome of any legal proceedings that may be instituted against us, Entegris or our respective directors with respect to the proposed merger;

•	the risk that we or Entegris may not obtain the required stockholder approvals on the expected schedule or at all;

•
the ability to obtain regulatory approvals and satisfy other closing conditions to the proposed merger in a timely manner or at all, including the risk that regulatory approvals required for the proposed merger are not obtained or are obtained subject to conditions that are not anticipated;

•	delay in closing the proposed merger;

•	difficulties and delays in integrating our business with Entegris’ business or fully realizing any anticipated cost savings or other benefits expected from the proposed merger;

•	business disruptions from the proposed merger that may harm our business or Entegris’ business, including current plans and operations;

•
any announcement relating to the proposed transaction could have adverse effects on our ability or the ability of Entegris to retain and hire key personnel or maintain relationships with suppliers and customers, or on our or Entegris’ operating results and businesses generally;

•
the risk that the announcement of the proposed transaction could have adverse effects on the market price of our common stock or Entegris’ common stock and the uncertainty as to the long-term value of the common stock of the combined company following the proposed merger; and

•	certain restrictions during the pendency of the proposed merger that may impact our ability or the ability of Entegris to pursue certain business opportunities or strategic transactions.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and these fees and costs are payable by us regardless of whether the proposed merger is consummated.

Item 6. Exhibits.

Exhibit No	Exhibit
2.1+
Agreement and Plan of Merger, dated as of January 27, 2019, by and among Versum Materials, Inc. and Entegris, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Versum Materials, Inc., filed on January 29, 2019)

10.1*	Amended and Restated Short Term Incentive Plan
10.2*	Form of 2019 Restricted Stock Unit Award Agreement for Non-Employee Directors
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
+Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.
*Filed herewith.
†Furnished herewith.
The agreements or other documents referenced as exhibits to this report are not intended to provide factual information or disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSUM MATERIALS, INC.

By:	/s/ George G. Bitto
George G. Bitto
Executive Vice President and Chief Financial Officer
Date:	February 7, 2019

By:	/s/ Jessica Feather-Bowman
Jessica Feather-Bowman
Controller and Principal Accounting Officer
Date:	February 7, 2019