Form 10-Q
period 2019-06-30
Versum Materials, Inc.
filed 2019-08-06
CIK 1660690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
At July 26, 2019, 109,269,216 shares of common stock, par value $1.00 per share, were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Versum Materials, Inc.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
(In millions, except per share data)
Sales	$324.3	$350.0	$990.0	$1,021.5
Cost of sales	185.6	200.3	571.5	587.3
Selling and administrative	34.5	35.2	102.6	107.0
Research and development	11.9	12.4	35.9	36.2
Business separation, restructuring and cost reduction actions	141.4	6.7	156.3	16.7
Other (income) expense, net	(1.6)	(0.9)	(7.2)	(0.9)
Operating (Loss) Income	(47.5)	96.3	130.9	275.2
Interest expense	13.0	12.5	39.0	35.7
Write-off of financing costs	—	—	—	2.1
Non-service components of net periodic pension cost	0.2	0.1	0.6	0.5
(Loss) Income Before Taxes	(60.7)	83.7	91.3	236.9
Income tax provision	24.5	19.6	62.3	88.8
Net (Loss) Income	(85.2)	64.1	29.0	148.1
Less: Net Income Attributable to Non-Controlling Interests	1.5	0.8	4.2	4.5
Net (Loss) Income Attributable to Versum	$(86.7)	$63.3	$24.8	$143.6
Net (Loss) income attributable to Versum per common share:
Basic	$(0.79)	$0.58	$0.23	$1.32
Diluted	$(0.79)	$0.58	$0.23	$1.31
Shares used in computing per common share amounts:
Basic	109.2	108.9	109.1	108.9
Diluted	109.2	109.8	110.0	109.7

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
(In millions)
Net (Loss) Income	$(85.2)	$64.1	$29.0	$148.1
Other Comprehensive (Loss) Income, net of tax
Translation adjustments	(5.1)	(23.3)	(11.1)	3.0
Gain from hedging activities	—	0.1	—	0.2
Pension activity, net of tax for the three and nine months ended June 30, 2019 of $0.0 and for the three and nine months ended June 30, 2018 of $0.1	—	(0.4)	0.1	(0.4)
Total Other Comprehensive (Loss) Income	(5.1)	(23.6)	(11.0)	2.8
Comprehensive (Loss) Income	(90.3)	40.5	18.0	150.9
Net Income Attributable to Non-controlling Interests	1.5	0.8	4.2	4.5
Other Comprehensive Loss Attributable to Non-controlling Interests	(0.2)	(1.6)	(0.5)	—
Comprehensive (Loss) Income Attributable to Versum	$(91.6)	$41.3	$14.3	$146.4

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	September 30, 2018
(In millions, except share data)
Assets
Current Assets
Cash and cash items	$272.2	$399.8
Trade receivables, net	166.3	184.4
Inventories	206.3	177.1
Contracts in progress, less progress billings	50.7	20.3
Prepaid expenses	21.2	13.6
Other current assets	18.5	17.9
Total Current Assets	735.2	813.1
Plant and equipment:
Plant and equipment, at cost	1,131.6	1,072.1
Less: accumulated depreciation	692.9	667.0
Plant and equipment, net	438.7	405.1
Goodwill	182.4	183.0
Intangible assets, net	59.3	63.5
Other noncurrent assets	43.1	40.6
Total Noncurrent Assets	723.5	692.2
Total Assets	$1,458.7	$1,505.3
Liabilities and Stockholders’ Equity
Current Liabilities
Payables and accrued liabilities	$110.7	$138.6
Accrued income taxes	53.1	43.3
Current portion of long-term debt	5.8	5.8
Total Current Liabilities	169.6	187.7
Long-term debt	971.2	974.2
Noncurrent income tax payable	30.9	37.3
Deferred tax liabilities	36.2	41.3
Other noncurrent liabilities	47.2	52.4
Total Noncurrent Liabilities	1,085.5	1,105.2
Total Liabilities	1,255.1	1,292.9
Commitments and Contingencies - See Note 15
Stockholders’ Equity
Common stock (par value $1 per share; 250,000,000 shares authorized; outstanding 109,254,724 and 108,951,596 at June 30, 2019 and September 30, 2018, respectively)	109.3	109.0
Capital in excess of par	11.5	6.1
Retained earnings	80.1	81.6
Accumulated other comprehensive loss	(28.7)	(18.2)
Total Versum’s Stockholders’ Equity	172.2	178.5
Non-controlling Interests	31.4	33.9
Total Stockholders’ Equity	203.6	212.4
Total Liabilities and Stockholders’ Equity	$1,458.7	$1,505.3

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
(In millions)
Operating Activities
Net income	$29.0	$148.1
Less: Net income attributable to non-controlling interests	4.2	4.5
Net income attributable to Versum	24.8	143.6
Adjustments to reconcile income to cash provided by (used for) operating activities:
Depreciation and amortization	42.0	37.8
Deferred income taxes	(10.6)	(3.9)
Gain on sale of assets	(0.1)	(0.3)
Share-based compensation	7.9	7.4
Other adjustments	4.0	11.4
Working capital changes that provided (used) cash:
Trade receivables	14.5	(52.3)
Inventories	(31.1)	(14.6)
Contracts in progress, less progress billings	(30.7)	(21.8)
Payables and accrued liabilities	(26.2)	(7.7)
Accrued income taxes	(1.6)	35.9
Other working capital	(3.3)	0.1
Cash (Used for) Provided by Operating Activities	(10.4)	135.6
Investing Activities
Additions to plant and equipment	(75.4)	(90.0)
Proceeds from sale of assets	1.0	1.1
Cash Used for Investing Activities	(74.4)	(88.9)
Financing Activities
Payments on long-term debt	(4.3)	(4.3)
Short-term borrowings	0.3	—
Payments on short-term borrowings	(0.3)	—
Dividends paid to shareholders	(26.3)	(17.4)
Dividends paid to non-controlling interests	(6.2)	(6.1)
Other financing activity	(2.2)	(3.2)
Cash Used for Financing Activities	(39.0)	(31.0)
Effect of Exchange Rate Changes on Cash	(3.8)	2.4
(Decrease) Increase in Cash and Cash Items	(127.6)	18.1
Cash and Cash items-Beginning of Year	399.8	271.4
Cash and Cash items-End of Period	$272.2	$289.5
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest on debt	$31.3	$28.0
Cash paid for taxes	$78.1	$55.1

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Versum’s Stockholders’ Equity (Deficit)	Non-controlling Interests	Total
(In millions)
Balance, September 30, 2017	$108.8	$4.8	$(99.6)	$(18.4)	$(4.4)	$34.6	$30.2
Net income	—	—	18.7	—	18.7	2.0	20.7
Cash dividend declared	—	(4.9)	(0.6)	—	(5.5)	—	(5.5)
Issuance of common stock through shared based compensation plans	0.1	—	—	—	0.1	—	0.1
Other comprehensive income	—	—	—	19.1	19.1	0.7	19.8
Share-based compensation	—	0.1	—	—	0.1	—	0.1
Dividends to non-controlling interests	—	—	—	—	—	—	—
Balance, December 31, 2017	$108.9	$—	$(81.5)	$0.7	$28.1	$37.3	$65.4
Net income	—	—	61.6	—	61.6	1.7	63.3
Cash dividend declared	—	(2.8)	(2.6)	—	(5.4)	—	(5.4)
Issuance of common stock through shared based compensation plans	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	5.7	5.7	0.9	6.6
Share-based compensation	—	2.8	—	—	2.8	—	2.8
Dividends to non-controlling interests	—	—	—	—	—	—	—
Balance, March 31, 2018	$108.9	$—	$(22.5)	$6.4	$92.8	39.9	$132.7
Net income	—	—	63.3	—	63.3	0.8	64.1
Cash dividend	—	—	(6.5)	—	(6.5)	—	(6.5)
Issuance of common stock through shared based compensation plans	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(22.0)	(22.0)	(1.6)	(23.6)
Share-based compensation	—	2.4	—	—	2.4	—	2.4
Dividends to non-controlling interests	—	—	—	—	—	(6.1)	(6.1)
Balance, June 30, 2018	$108.9	$2.4	$34.3	$(15.6)	$130.0	$33.0	$163.0

The accompanying notes are an integral part of these statements.

Versum Materials, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont)
(Unaudited)

	Common Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Versum’s Stockholders’ Equity (Deficit)	Non-controlling Interests	Total
(In millions)
Balance, September 30, 2018	$109.0	$6.1	$81.6	$(18.2)	$178.5	$33.9	$212.4
Net income	—	—	61.1	—	61.1	2.0	63.1
Cash dividend declared	—	—	(8.8)	—	(8.8)	—	(8.8)
Issuance of common stock through shared based compensation plans	0.1	—	—	—	0.1	—	0.1
Other comprehensive income	—	—	—	0.9	0.9	—	0.9
Share-based compensation	—	(0.9)	—	—	(0.9)	—	(0.9)
Dividends to non-controlling interests	—	—	—	—	—	—	—
Balance, December 31, 2018	$109.1	$5.2	$133.9	$(17.3)	$230.9	$35.9	$266.8
Net income	—	—	50.4	—	50.4	0.7	51.1
Cash dividend declared	—	—	(8.8)	—	(8.8)	—	(8.8)
Issuance of common stock through shared based compensation plans	0.1	—	—	—	0.1	—	0.1
Other comprehensive loss	—	—	—	(6.5)	(6.5)	(0.3)	(6.8)
Share-based compensation	—	3.5	—	—	3.5	—	3.5
Dividends to non-controlling interests	—	—	—	—	—	—	—
Balance, March 31, 2019	$109.2	$8.7	$175.5	$(23.8)	$269.6	$36.3	$305.9
Net (loss) income	—	—	(86.7)	—	(86.7)	1.5	(85.2)
Cash dividend	—	—	(8.7)	—	(8.7)	—	(8.7)
Issuance of common stock through shared based compensation plans	0.1	—	—	—	0.1	—	0.1
Other comprehensive loss	—	—	—	(4.9)	(4.9)	(0.2)	(5.1)
Share-based compensation	—	2.8	—	—	2.8	—	2.8
Dividends to non-controlling interests	—	—	—	—	—	(6.2)	(6.2)
Balance, June 30, 2019	$109.3	$11.5	$80.1	$(28.7)	$172.2	31.4	$203.6

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

The financial statements are unaudited and should be read in conjunction with the Annual Consolidated Financial Statements presented in the company's Annual Report on Form 10-K for our fiscal year ended September 30, 2018. The financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented; all adjustments have been included to provide a fair statement of the results for the reporting periods presented. All significant inter-company accounts and transactions have been eliminated. The results of operations for the three and nine months ended June 30, 2019 are not necessarily indicative of the results of operations for the full year.

Accounting Policies

The policies used in preparing the Consolidated Financial Statements are the same as those used in our Annual Report on Form 10-K for our fiscal year ended September 30, 2018. Other than our adoption of a new revenue recognition policy which did not have a material impact on the Consolidated Financial Statements, there have been no significant changes to these accounting policies during the three and nine months ended June 30, 2019. See Note 3, Revenue from Contracts with Customers, for a discussion on the impacts of the new revenue recognition policy on our Consolidated Financial Statements.

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

Net Periodic Pension Costs

In March 2017, the FASB issued guidance which requires an entity to report the service cost component of pension expense in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The components of the net (benefit) cost are shown in Note 11, Retirement Benefits. The company adopted the standard effective October 1, 2018. The adoption required us to reclassify amounts out of Operating Income. This resulted in a decrease to Cost of Sales of $0.1 million and an increase to Operating Income of $0.1 million for the three month period ending June 30, 2018. For the nine months ending June 30, 2018 Cost of Sales decreased by $0.4 million, Selling and Administrative costs decreased by $0.1 million and Operating Income increased by $0.5 million. No other financial statement line items were impacted. We do not consider this to be a material impact on the Consolidated Financial Statements.

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

3.REVENUE FROM CONTRACTS WITH CUSTOMERS

The company adopted ASC 606 on October 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three and nine months ended June 30, 2019 reflect the application of ASC 606 guidance while the reported results for 2018 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605). The company has determined the impact of ASC 606 on opening retained earnings was immaterial as of October 1, 2018. The impact to revenues for the three and nine months ended June 30, 2019 was immaterial as a result of applying ASC 606.

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

Revenue is measured as the amount of consideration the company expects to receive in exchange for transferring goods or providing services. Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the company, and are distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract. Sales, value add, and other taxes the company collects concurrent with revenue-producing activities are excluded from revenue. The company's normal payment terms vary by the type and location of its customers and the products or services offered. The time between invoicing and when payment is due is not significant. None of the company's contracts as of June 30, 2019 contain a significant financing component.

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

The following table summarizes revenue from contracts with customers disaggregated by product group:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
(In millions)
Materials
Advanced Materials	$118.0	$119.3	$359.2	$350.6
Process Materials	96.3	99.2	293.3	301.4
Total Materials	214.3	218.5	652.5	652.0
DS&S
Equipment and Installations	93.4	114.7	286.9	320.2
Site Services	16.0	16.0	48.8	46.9
Total DS&S	109.4	130.7	335.7	367.1
Corporate	0.6	0.8	1.8	2.4
Total	$324.3	$350.0	$990.0	$1,021.5

The following table summarizes revenue from contracts with customers related to the geographic area in which the company operates:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
(In millions)
Sales to External Customers
United States	$100.0	$111.4	$296.6	$308.8
Taiwan	61.7	57.7	185.9	180.3
South Korea	102.6	121.2	329.7	352.4
China	20.3	21.8	58.9	69.6
Europe	15.7	15.0	47.7	45.5
Asia, excluding China, Taiwan, and South Korea	24.0	22.9	71.2	64.9
Total	$324.3	$350.0	$990.0	$1,021.5

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

A roll-forward of the company’s contracts in progress, less progress billings is as follows:

Nine Months Ended June 30, 2019
(In millions)
Beginning balance (1)	$20.3
Change related to revenue in excess of billings	30.4
Ending balance (1)	$50.7

(1) Beginning and ending balances are current

A roll-forward of the company’s deferred revenue is as follows:

Nine Months Ended June 30, 2019
(In millions)
Beginning balance (1)	$18.7
Amount of deferred revenue recognized in income	(52.0)
Additions to deferred revenue	39.0
Ending balance (1)	$5.7

(1) Beginning and ending balances are current

4.BUSINESS SEPARATION, RESTRUCTURING AND COST REDUCTION ACTIONS

The charges we record for business restructuring and cost reduction actions have been excluded from segment operating income.

During the three and nine months ended June 30, 2019, we recognized a net charge of $141.4 million and $156.3 million, respectively. The net charge primarily consisted of the termination fee of $140.0 million paid to Entegris, Inc. (“Entegris”).

During the three and nine months ended June 30, 2018, we recognized a net charge of $6.7 million and $16.7 million, respectively. The net charge primarily consisted of additional costs as a result of the relocation of certain research and development activities and our headquarters and set up of the stand-alone organization and infrastructure.

The following table summarizes the carrying amount of the accrual for the business separation, restructuring and cost reduction actions at June 30, 2019:

Severance and Other Benefits
(In millions)
Balance, September 30, 2018	$3.2
Current Period Charge	0.1
Cash Payments	(1.1)
Balance, June 30, 2019	$2.2

5.INVENTORIES

The components of inventories are as follows:

	June 30, 2019	September 30, 2018
(In millions)
Inventories at FIFO cost
Finished goods	$127.5	$104.3
Work in process	14.7	15.1
Raw materials, supplies and other	64.1	57.7
Inventories	$206.3	$177.1

The cost for FIFO inventory approximates replacement cost.

6.GOODWILL

Changes to the carrying amount of goodwill by segment are as follows:

	Materials	Delivery Systems and Services	Total
(In millions)
Balance, September 30, 2018	$165.6	$17.4	$183.0
Currency translation adjustment	(0.4)	(0.2)	(0.6)
Balance, June 30, 2019	$165.2	$17.2	$182.4

Goodwill is subject to impairment testing in the fourth quarter of each fiscal year and whenever events and changes in circumstances indicate that the carrying value of goodwill might not be recoverable. There were no events or circumstances indicating that goodwill might be impaired at June 30, 2019.

7.DEBT

Components of Debt

	June 30, 2019	September 30, 2018
(In millions)
Short-term borrowings(A)	$—	$—
Current portion of long-term debt	5.8	5.8
Long-term debt	971.2	974.2
Total Debt	$977.0	$980.0

(A)	Represents borrowing under foreign lines of credit by non-U.S. subsidiaries which are short term in nature. Availability under these lines of credit at June 30, 2019 was $19.9 million.

Long-term debt

	June 30, 2019	September 30, 2018
(In millions)
Term loan facility under Credit Agreement	$559.2	$563.5
Revolving facility under Credit Agreement	—	—
5.5% Senior Notes due 2024	425.0	425.0
Total debt	984.2	988.5
Less debt discount	1.5	1.8
Less deferred debt costs	5.7	6.7
Less current portion of long-term debt	5.8	5.8
Long-term debt payable after one year	$971.2	$974.2

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

Borrowings under the Term Facility bore interest at a rate of either LIBOR (adjusted for statutory reserve requirements), subject to a minimum floor of 0.75%, plus a margin of 2.50% or an alternate base rate, subject to a minimum floor of 1.75%, plus a margin of 1.50%. On October 10, 2017, Versum amended its Credit Agreement. The amendment decreased the interest rate on borrowings under the Term Facility to LIBOR plus a margin of 2.00%, or an alternate base rate plus a margin of 1.00% (effective rate of 4.33% as of June 30, 2019). The amendment removed the minimum floor on LIBOR and the alternate base rate. If our total leverage ratio is equal to or less than 2.00:1.00 (calculated without any netting of cash on hand) the interest rate will decrease further to LIBOR plus a margin of 1.75%, or an alternate base rate plus a margin of 0.75%. The Term Facility matures on September 30, 2023, and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Term Facility, with the balance payable on September 30, 2023.

Borrowings under the Revolving Facility bear interest initially at a rate of either LIBOR (adjusted for statutory reserve requirements) plus a margin of 2.00% or an alternate base rate plus a margin of 1.00%, subject to a 0.25% margin reduction based on achieving a first lien net leverage ratio of 1.00:1.00. A commitment fee of 0.375% initially, subject to a reduction to 0.25% based on achieving a first lien net leverage ratio of 1.00:1.00, on the unused portion of the Revolving Facility is payable quarterly in arrears. Letter of credit fees are payable on outstanding letters of credit under the Revolving Facility, and fronting fees equal to a percentage to be agreed with each issuing bank (not to exceed 0.125%) are payable to the issuing banks. The Revolving Facility matures on September 30, 2021. A maximum first lien net leverage ratio covenant (total debt net of cash on hand to total adjusted EBITDA) of 3.25:1.00 will apply if we draw upon the Revolving Facility. As of June 30, 2019, we had availability of $200 million under the Revolving Facility.

The Credit Agreement, as amended, provides that, commencing with Versum’s fiscal year ending on September 30, 2017, a percentage of excess cash flow ranging from 0% to 50%, depending on the first lien net leverage ratio, is required to be used to prepay the Term Facility. As of June 30, 2019, there was no requirement to prepay due to excess cash flows.

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

The agreements governing our indebtedness contain a number of affirmative and negative covenants. We were in compliance with all of our covenants at June 30, 2019.

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

In fiscal year 2019, Versum became subject to additional provisions in accordance with the effective dates in the U.S. Tax Act, which was enacted into law on December 22, 2017. The statutory U.S. federal income tax rate is 21.0% for the fiscal year 2019. This is a decrease from fiscal year 2018’s U.S. federal tax rate of 24.5% which represented a blending of the 35.0% statutory rate under prior law and the new 21.0% statutory rate effective January 1, 2018. Additionally, Versum became subject to other new U.S. provisions including the Global Intangible Low Taxed Income (GILTI), Foreign Derived Intangible Income (FDII) deduction, Base Erosion and Anti-Abuse Tax (BEAT) and expanded business interest limitation provisions. The company has elected to treat changes to the GILTI inclusion as a period cost in the period incurred. The income tax effect of all U.S. Tax Act provisions has been considered in the current period tax expense and their net impact on the global effective tax rate for fiscal year 2019 is minor. The company will continue to actively monitor and analyze legal developments and new guidance throughout the year and adjust applicable calculations as necessary.

Certain other provisions of the U.S. Tax Act, described below, were recorded initially in the quarter ended December 31, 2017 and adjusted during a twelve-month measurement period in accordance with the SEC’s Staff Accounting Bulletin No. 118. The company recorded a final measurement period benefit of $1.7 million during its three-month period ended December 31, 2018, which was the final measurement period available to record provisional adjustments related to the U.S. Tax Act. As of December 31, 2018, the accounting for the income tax effects of the U.S. Tax Act have been completed and recorded in the company’s financial statements and no provisional adjustments will be made in subsequent quarters, including the three months ended June 30, 2019.

The measurement period adjustment recorded in the first quarter was a benefit related to federal and state taxes on the mandatory deemed repatriation of certain of the company’s foreign accumulated earnings. During the three months ended June 30, 2019, a benefit of $1.4 million was recorded to reflect changes in the mandatory repatriation inclusion and foreign tax credits utilized in the U.S. federal income tax return. These adjustments reduced our U.S. GAAP effective tax rate by 3.4% for the nine months ended June 30, 2019 and reduced the total federal and state tax on mandatory repatriation to $50.7 million. We expect to elect to pay the federal portion of the resulting liability, net of available tax credits, over the eight-year period provided in the U.S. Tax Act.

Versum records U.S. income and foreign withholding taxes on the undistributed earnings of our foreign subsidiaries and corporate joint ventures unless those earnings are indefinitely reinvested. For the nine months ended June 30, 2019, the accrued expense related to withholding taxes on undistributed earnings was $2.0 million.

9.FINANCIAL INSTRUMENTS

We enter into forward exchange contracts to hedge the fair value exposure on inter-company loans. During the three months ended June 30, 2019 and 2018, this portfolio of forward exchange contracts consisted primarily of Japanese Yen and U.S. Dollars as well as Euros and U.S. Dollars. The maximum remaining term of any forward exchange contract currently outstanding at June 30, 2019 and 2018 was approximately 9 months and 3 months, respectively. At June 30, 2019 and September 30, 2018, the total notional principal amount of our outstanding hedge contracts was $32.2 million and $36.1 million, respectively.

As of June 30, 2019 and September 30, 2018, there were no derivatives designated as hedging instruments. The tables below summarize the fair values of our derivatives not designated as hedging instruments and balance sheet location of these outstanding derivatives:

	June 30, 2019
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$—	Payables and accrued liabilities	$1.0

	September 30, 2018
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
(In millions)
Forward exchange contracts	Other current assets	$0.4	Payables and accrued liabilities	$—

Refer to Note 10, Fair Value, which defines fair value, describes the method for measuring fair value, and provides additional disclosures regarding fair value measurements.

The table below summarizes the gain or loss related to our forward contracts:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2019	2018	2019	2018
Forward Exchange Contracts, net of tax:
Net loss recognized in other (income) expense, net(A)	$0.6	$(1.3)	$1.7	$0.6

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

The carrying values and fair values of our derivatives and debt are as follows:

	June 30, 2019		September 30, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
(In millions)
Assets
Forward Exchange Contracts	$—	$—	$0.4	$0.4

Liabilities
Forward Exchange Contracts	$1.0	$1.0	$—	$—
Long-term Debt
Senior Notes	$454.2	$425.0	$435.6	$425.0
Term Facility	559.2	559.2	567.0	563.5
Total Long-term Debt	$1,013.4	$984.2	$1,002.6	$988.5

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

The components of net periodic pension costs for Versum’s defined benefit pension plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
(In millions)
Service cost	$0.5	$0.5	$1.5	$1.5
Interest cost	0.2	0.2	0.6	0.6
Expected return on assets	—	(0.1)	(0.1)	(0.1)
Actuarial loss amortization	—	—	0.1	—
Net periodic pension cost	$0.7	$0.6	$2.1	$2.0

Defined Contribution Plan

Versum provides benefits for all U.S. employees and certain non-U.S. employees under a Versum defined contribution plan.

The following table summarizes our defined contribution expense:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
(In millions)
Defined contribution expense	$2.4	$2.2	$6.7	$6.4

12. SHARE-BASED COMPENSATION

We have the following outstanding share-based compensation awards: (a) stock options; (b) time-based restricted stock units; and (c) market-based restricted stock units.

During the nine months ended June 30, 2019, under the Versum Long-Term Incentive Plan we granted annual awards of time-based restricted stock units and market-based restricted stock units, consisting of performance-based restricted stock units. In addition, during the nine months ended June 30, 2018 we granted annual awards of market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. Under all programs, the terms of the awards are fixed at the grant date. Generally we issue new shares upon the payout of restricted stock units and the exercise of stock options. For our Korean employees we pay cash in lieu of issuing shares with respect to restricted stock units. As of June 30, 2019, there were 4.5 million shares available for future grant under the Versum Long-Term Incentive Plan.

Total after-tax share-based compensation awards cost recognized in the consolidated income statement is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
(In millions)
Before-Tax Share-Based Compensation Award Cost	$2.7	$2.4	$7.9	$7.4
Income Tax Benefit	0.6	0.6	1.6	1.8
After-Tax Share-Based Compensation Award Cost	$2.1	$1.8	$6.3	$5.6

Before-tax share-based compensation award cost is primarily included in selling and administrative expense on our consolidated income statements.

Total before-tax share-based compensation award cost by type of program was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
(In millions)
Restricted stock units	$2.5	$2.3	$7.3	$7.0
Director awards	0.2	0.1	0.6	0.4
Before-Tax Share-Based Compensation Cost	$2.7	$2.4	$7.9	$7.4

Restricted Stock Units

New share-based compensation awards

During the nine months ended June 30, 2019, under its Long-Term Incentive Plan Versum granted 297,564 time-based restricted stock units and market-based restricted stock units, consisting of performance-based restricted stock units. The time-based restricted stock units were granted at a weighted-average grant-date fair value of $31.83 per unit which vest on September 30, 2021, subject to the holder’s continued employment with the company. The performance-based restricted stock units are earned at the end of a performance period beginning October 1, 2018 and ending September 30, 2021, conditioned on the level of Versum’s total shareholder return in relation to a defined peer group over the three-year performance period.

In addition, during the nine months ended June 30, 2018, under its Long-Term Incentive Plan Versum granted 200,088 market-based restricted stock units, consisting of performance-based restricted stock units and performance-based market stock units. The performance-based restricted stock units are earned at the end of a performance period beginning October 1, 2017 and ending September 30, 2020, conditioned on the level of Versum’s total shareholder return in relation to a defined peer group over the three-year performance period. The performance-based market stock units are earned based on the percentage change in the price of Versum’s common stock over the performance period beginning October 1, 2017 and ending September 30, 2020.

Subject to the recipient’s continued employment, these market-based restricted stock units granted during the nine months ended June 30, 2019 and 2018 generally vest on the date that the Versum Compensation Committee certifies the payout determination under the performance goals, which date must be within 90 days after the end of the performance period. Under GAAP, both the performance-based restricted stock units and performance-based market stock units are considered market-based awards.

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

The time-based restricted stock units awarded during the nine months ended June 30, 2019 had an estimated grant-date fair value of $31.83 per unit. The market based restricted stock units awarded during the nine months ended June 30, 2019 and 2018 had an estimated grant-date fair value of $40.86 and $50.18, respectively, per unit for the performance-based restricted stock units. The market based restricted stock units awarded during the nine months ended June 30, 2018 had an estimated grant-date fair value of $45.71 per unit for the performance-based market stock units. The fair value of market-based restricted stock units was estimated using a Monte Carlo simulation model as these equity awards are tied to a market condition. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the grant and calculates the fair value of the awards.

We generally expense the grant-date fair value of these awards on a straight-line basis over the vesting period; however, expense recognition is accelerated for retirement eligible individuals who meet the requirements for vesting upon retirement.

The calculation of the fair value of market-based restricted stock units during the nine months ended June 30, 2019 and 2018 used the following assumptions:

	Nine Months Ended June 30,
	2019	2018
(In percentages)
Expected volatility	29.0%	28.0%
Risk-free interest rate	2.8%	1.9%
Expected dividend yield	0.7%	0.5%

A summary of restricted stock unit activity is presented below:

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average fair value)
Outstanding, September 30, 2018	1.1	$29.47
Granted	0.3	36.48
Paid out	(0.3)	24.21
Outstanding, June 30, 2019	1.1	$32.66

	Shares	Weighted Average Grant-Date Fair Value
(In millions, except weighted average fair value)
Outstanding, September 30, 2017	1.1	$25.30
Granted	0.2	47.23
Paid out	(0.2)	29.65
Outstanding, June 30, 2018	1.1	$29.46

Cash payments of $0.2 million for the three and nine months ended June 30, 2019 and 2018 were made for restricted stock units paid out of Korea. As of June 30, 2019 and 2018, there was $15.2 million and $16.0 million, respectively, of unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized over a weighted average period of 1.8 and 2.1 years, respectively. The total fair value of restricted stock units paid out during the three and nine months ended June 30, 2019 was $0.1 million and $6.4 million, respectively. The total fair value of restricted stock units paid out during the three and nine months ended June 30, 2018 was $0.0 million and $4.8 million, respectively.

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

During the three and nine months ended June 30, 2019 and 2018, no stock options were granted.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price
(In millions, except weighted average exercise price)
Outstanding, September 30, 2018	0.5	$18.66
Granted	—	—
Exercised	(0.2)	15.79
Outstanding, June 30, 2019	0.3	$19.77

	Shares	Weighted Average Exercise Price
(In millions, except weighted average exercise price)
Outstanding, September 30, 2017	0.5	$18.55
Granted	—	—
Exercised	—	—
Outstanding, June 30, 2018	0.5	$18.67

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, June 30, 2019	4.5	$10.5
Exercisable, June 30, 2019	4.5	10.5

	Weighted Average Remaining Contractual Terms (In years)	Aggregate Intrinsic Value
(In millions, except years)
Outstanding, June 30, 2018	5.0	$8.5
Exercisable, June 30, 2018	5.0	8.5

The aggregate intrinsic value represents the amount by which our closing stock price of $51.58 and $37.15 as of June 30, 2019 and 2018 exceeds the exercise price multiplied by the number of in-the-money options outstanding or exercisable.

The total intrinsic value of stock options exercised during the three and nine months ended June 30, 2019 was $0.6 million and $4.2 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended June 30, 2018 was $0.1 million and $0.4 million, respectively.

Compensation cost is generally recognized over the stated vesting period consistent with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). Expense recognition is accelerated for retirement-eligible individuals who would meet the requirements for vesting of awards upon their retirement. As of June 30, 2019, the stock options were fully expensed.

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

During the three and nine months ended June 30, 2019, $0.2 million and $0.6 million, respectively, in share-based compensation expense was recognized related to these awards. During the three and nine months ended June 30, 2018, $0.1 million and $0.4 million, respectively, in share-based compensation expense was recognized related to these awards.

13.STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

The table below summarizes changes in accumulated other comprehensive income (loss), net of tax:

	Net income on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2018	$—	$(14.8)	$(3.4)	$(18.2)
Other comprehensive income before reclassifications	—	0.9	—	0.9
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	—	0.9	—	0.9
Other comprehensive income attributable to non-controlling interest	—	—	—	—
Balance, December 31, 2018	$—	$(13.9)	$(3.4)	$(17.3)
Other comprehensive loss before reclassifications	—	(6.9)	—	(6.9)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.1	0.1
Net current period other comprehensive (loss) income	—	(6.9)	0.1	(6.8)
Other comprehensive loss attributable to non-controlling interest	—	(0.3)	—	(0.3)
Balance March 31, 2019	$—	$(20.5)	$(3.3)	$(23.8)
Other comprehensive loss before reclassifications	—	(5.1)	—	(5.1)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss	—	(5.1)	—	(5.1)
Other comprehensive loss attributable to non-controlling interest	—	(0.2)	—	(0.2)
Balance, June 30, 2019	$—	$(25.4)	$(3.3)	$(28.7)

	Net income on derivatives qualifying as hedges	Foreign currency translation adjustments	Pension and postretirement benefits	Total
(In millions)
Balance, September 30, 2017	$(0.2)	$(16.0)	$(2.2)	$(18.4)
Other comprehensive income before reclassifications	0.1	19.7	—	19.8
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	0.1	19.7	—	19.8
Other comprehensive income attributable to non-controlling interest	—	0.7	—	0.7
Balance, December 31, 2017	$(0.1)	$3.0	$(2.2)	$0.7
Other comprehensive income before reclassifications	—	6.6	—	6.6
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—
Net current period other comprehensive income	—	6.6	—	6.6
Other comprehensive income attributable to non-controlling interest	—	0.9	—	0.9
Balance March 31, 2018	$(0.1)	$8.7	$(2.2)	$6.4
Other comprehensive income (loss) before reclassifications	0.1	(23.3)	(0.5)	(23.7)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	0.1	0.1
Net current period other comprehensive income (loss)	0.1	(23.3)	(0.4)	(23.6)
Other comprehensive loss attributable to non-controlling interest	—	(1.6)	—	(1.6)
Balance, June 30, 2018	$—	$(13.0)	$(2.6)	$(15.6)

Cash Dividend

On October 31, 2018, the company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling $8.8 million, which was paid on November 27, 2018 to shareholders of record as of November 13, 2018. On January 29, 2019, the company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling $8.8 million, which was paid on February 26, 2019 to shareholders of record as of February 12, 2019. On April 30, 2019, the company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling $8.7 million, which was paid on May 28, 2019 to all shareholders of record as of May 14, 2019.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the company’s Board of Directors.

14.EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
(In millions, except per share data)
Numerator
Net (Loss) Income Attributable to Versum	$(86.7)	$63.3	$24.8	$143.6
Denominator
Weighted average number of common shares - Basic	109.2	108.9	109.1	108.9
Effect of dilutive securities
Employee stock option and other award plans	—	0.9	0.9	0.8
Weighted average number of common shares - Diluted	109.2	109.8	110.0	109.7

Earnings Per Common Share Attributable to Versum
Net (Loss) Income Attributable to Versum - Basic	$(0.79)	$0.58	$0.23	$1.32
Net (Loss) Income Attributable to Versum - Diluted	(0.79)	0.58	0.23	1.31

For the three and nine months ended June 30, 2019, no outstanding share-based awards were anti-dilutive. For each of the three and nine months ended June 30, 2018, outstanding share-based awards of 0.2 million shares were anti-dilutive and therefore excluded from the computation of diluted earnings per share.

15.COMMITMENTS AND CONTINGENCIES

Litigation

Following the public announcement of the merger agreement signed between Versum and Entegris, Inc. (“Entegris Merger”), purported stockholders of Versum filed three putative class action lawsuits and one individual lawsuit in the United States District Court for the District of Delaware against Versum and the members of the Versum Board (and, in the case of one of the putative class actions, also against Entegris): Price v. Versum Materials, Inc. et al., 1:19-cv-00427 (filed on March 1, 2019), Wang v. Versum Materials, Inc. et al., 1:19-cv-00460 (filed on March 5, 2019), Wheby v. Versum Materials, Inc. et al., 1:19-cv-00472 (filed on March 6, 2019), and Robert v. Versum Materials, Inc. et al., 1:19-cv-00511 (filed on March 14, 2019).  The lawsuits contain similar allegations contending, among other things, that the registration statement on Form S-4 misstated or failed to disclose certain allegedly material information in violation of federal securities laws.  The individual lawsuit (Wang) additionally alleges that the members of the Versum Board breached their fiduciary duties in connection with the offer made by Merck KGaA, Darmstadt, Germany (“Merck KGaA”) to purchase all of the issued and outstanding shares of Versum’s common stock at a purchase price of $48.00 per share (the “Initial Merck KGaA Proposal”).

Additionally, purported stockholders of Versum filed two putative class action lawsuits in the Court of Chancery of the State of Delaware against Versum, the members of the Versum Board, and Broadridge Corporate Issuer Solutions, Inc.: Plumbers and Steamfitters Local 60 Pension Trust v. Versum Materials, Inc. et al., 2019-0190-JTL (filed on March 8, 2019) and City of Providence v. Versum Materials, Inc. et al., 2019-0206-JTL (filed on March 14, 2019).  The lawsuits contain similar allegations contending, among other things, that the members of the Versum Board breached their fiduciary duties in connection with the Initial Merck KGaA Proposal and in instituting a shareholder rights agreement (the “Rights Agreement”).  One lawsuit (City of Providence) additionally contains breach of fiduciary duty allegations arising out of alleged negotiations by members of the Versum Board with Entegris without board authorization and without full disclosure to the board.  The lawsuits sought relief declaring that the Rights Agreement was unenforceable or enjoining its use, damages and costs, and other remedies. One lawsuit (City of Providence) additionally sought to enjoin the Entegris Merger. On March 19, 2019, the Delaware Chancery Court entered an order consolidating the two lawsuits under the caption In re Versum Materials, Inc. Stockholder Litigation, Consolidated C.A. No. 2019-0206-JTL. The complaint previously filed by the City of Providence was designated the operative complaint.  On April 8, 2019, Plaintiffs filed a supplement to the operative complaint containing additional breach of fiduciary duty allegations arising out of, among other things, the Board’s consideration of the Initial Merck KGaA Proposal.  Additionally, Plaintiffs and Versum executed a stipulation dated as of March 31, 2019 pursuant to which Plaintiffs agreed to withdraw their motion seeking to enjoin consummation of the Entegris Merger upon termination of the Rights Agreement.  On April 3, following Versum’s announcement of the termination of the Rights Agreement, Plaintiffs filed a letter with the court stating that Plaintiffs will no longer seek an injunction and withdrawing their request for expedited proceedings.
On April 12, 2019, Versum and Merck KGaA jointly announced the termination of the Entegris Merger, the signing of an Agreement and Plan of Merger by Versum, Merck KGaA and EMD Performance Materials Holding, Inc. pursuant to which Versum would become a wholly-owned subsidiary of Parent (the “Merck KGaA Merger”), and the termination of the Initial Merck KGaA Proposal. On May 13, 2019, Versum filed a definitive proxy statement with the Securities and Exchange Commission relating to the special meeting of its stockholders held on June 17, 2019 (the “Special Meeting”) to consider and vote on various proposals necessary to approve the Merck KGaA Merger (the “proxy statement”). Following the filing of the proxy statement a purported shareholder filed the putative class action Robert v. Versum Materials, Inc. et al., 1;19-cv-00922 (filed May 17, 2019) against Versum and the members of the Versum Board of Directors. The lawsuit alleged, among other things, that the proxy statement misstated or failed to disclose certain material information in violation of federal securities laws. The lawsuit seeks, among other relief, either an order enjoining the merger or rescission if the merger is consummated. Solely to avoid the costs, burden, nuisance and uncertainties inherent in litigation and to allow the Versum stockholders to vote on the Merck KGaA Merger at the Special Meeting, without admitting any liability or wrongdoing, Versum supplemented the disclosures contained in the proxy statement.

On April 2, 2019, a purported California class action lawsuit captioned Inocencio Ventura v. Versum Materials, Inc. was filed in the Superior Court of the State of California for the County of Los Angeles, containing various class action allegations under California state wage-and-hour laws, including failure to pay overtime and minimum wages and failure to provide meal and rest breaks, to persons employed in California as hourly-paid, non-exempt employees since April 2015, and other derivative claims, and seeking unspecified monetary damages and attorneys’ fees. On July 9, 2019, the Plaintiff amended his complaint to add a cause of action under the Private Attorney General Act based on the underlying allegations.

Although we cannot predict the ultimate outcome of this litigation with certainty, the Company believes that these purported class action lawsuits are without merit and intends to defend against them vigorously.

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

Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
(In millions)
Sales
Materials	$214.3	$218.5	$652.5	$652.0
Delivery Systems and Services	109.4	130.7	335.7	367.1
Corporate	0.6	0.8	1.8	2.4
Total	$324.3	$350.0	$990.0	$1,021.5
Operating Income (Loss)
Materials	$67.6	$71.5	$200.6	$209.3
Delivery Systems and Services	31.5	37.2	101.1	103.6
Corporate	(5.2)	(5.7)	(14.5)	(21.0)
Segment Total	$93.9	$103.0	$287.2	$291.9
Business separation, restructuring and cost reduction actions	(141.4)	(6.7)	(156.3)	(16.7)
Total	$(47.5)	$96.3	$130.9	$275.2

	June 30, 2019	September 30, 2018
(In millions)
Total Assets
Materials	$910.2	$862.5
Delivery Systems and Services	167.0	144.9
Corporate	381.5	497.9
Total	$1,458.7	$1,505.3

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

On April 12, 2019, the company terminated the merger agreement with Entegris and paid a termination fee of $140.0 million pursuant thereto to Entegris. Immediately thereafter, Versum and Merck KGaA signed an agreement and plan of merger pursuant to which a wholly owned subsidiary of Merck KGaA would merge with and into Versum, with Versum surviving the merger as a wholly owned subsidiary of Merck KGaA. Upon completion of the merger with Merck KGaA, Versum’s stockholders will have the right to receive $53.00 per share in cash for each share of common stock that they own immediately prior to the completion of the merger.

On June 17, 2019, stockholders of Versum approved the merger with Merck KGaA.

The transaction is expected to close in the second half of 2019, subject to regulatory clearances and the satisfaction of other customary closing conditions.

18.    SUBSEQUENT EVENT

Cash Dividend

On July 30, 2019, the company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, to be paid on August 13, 2019 to all shareholders of record as of August 27, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2018, included in our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by references to future periods, and include statements about our business strategies, operating plans, anticipated growth rates, and prospects, anticipated profitability and margins, sales expectations, future operating income and Adjusted EBITDA; our ability to continue successfully providing innovative solutions to customers through technology; estimates regarding future capital requirements; estimates of expenses and cost reduction efforts; estimates of future tax liability and effective tax rates; our ability to execute on our strategy, including our ability to enhance our portfolio positions through future organic and inorganic investments; our ability to meet customer demand; estimates of the size of the market for our products and services; forecasted industry capital spending and anticipated demand for our products and services; our ability to compete successfully as a leading materials supplier to the semiconductor industry and obtain next generation node opportunities; our successful and timely completion of various capital projects; and other matters. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “target,” “opportunity” and similar expressions, among others, generally identify forward-looking statements, which are based on management’s reasonable expectations and assumptions as of the date the statements were made. Actual results and the outcomes of future events may differ materially from those expressed or implied in the forward-looking statements because of a number of risks and uncertainties, including, without limitation, the ability of Merck KGaA, Darmstadt, Germany (“Merck KGaA”) to successfully complete the proposed acquisition of us or realize the anticipated benefits of the proposed transaction in the expected time-frames or at all; Merck KGaA’s ability to successfully integrate our operations; such integration may be more difficult, time-consuming or costly than expected; the failure of any of the conditions to the proposed transaction to be satisfied; revenues following the proposed transaction may be lower than expected; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the proposed transaction; the retention of certain of our key employees; risks associated with the disruption of management’s attention from ongoing business operations due to the proposed transaction; the outcome of any legal proceedings related to the proposed transaction; the impact of the proposed transaction on our credit rating; the parties’ ability to meet expectations regarding the timing and completion of the proposed transaction; delays in obtaining any approvals required for the proposed transaction or an inability to obtain them on the terms proposed or on the anticipated schedule; the impact of indebtedness incurred by Merck KGaA in connection with the proposed transaction; the effects of the business combination, including the combined company’s future financial condition, operating results, strategy and plans; the business, economic and political conditions in the countries in which we operate; events beyond our control such as acts of terrorism; product supply versus demand imbalances in the semiconductor industry or in certain geographic markets may decrease the demand for our goods and services; our concentrated customer base; our dependence upon the capital expenditure cycles of our customers; our ability to continue technological innovation and successfully introduce new products to meet the evolving needs of our customers; our ability to protect and enforce our intellectual property rights and to avoid violating any third party intellectual property or technology rights; unexpected interruption of or shortages in our raw material supply; inability of sole source, limited source or qualified suppliers to deliver to us in a timely manner or at all; hazards associated with specialty chemical manufacturing, such as fires, explosions and accidents, could disrupt our operations or the operations of our suppliers or customers; increased competition and new product development by our competitors, changing customer needs and price changes in materials and components could result in declining demand for our products; operational, political and legal risks of our international operations, increased costs due to trade wars and the implementation of tariffs; the impact of recent changes in U.S. tax laws; the impact of changes in environmental and health and safety regulations, anticorruption enforcement, sanctions, import/export controls, tax and other legislation and regulations in jurisdictions in which Versum Materials and its affiliates operate; our available cash and access to additional capital may be limited by substantial leverage and debt service obligations; uncertainty regarding the availability of financing to us in the future and the terms of such financing; agreements governing our indebtedness may restrict our current and future operations, and hamper our ability to respond to changes or to take certain actions; government regulation of raw materials, products and facilities may impact our product manufacturing processes, handling, storage, transportation, uses and applications; possible liability for contamination, personal injury or third party impacts if hazardous materials are released into the environment; cyber security threats may compromise our data or disrupt our information technology applications or services; fluctuation of currency exchange rates; costs and outcomes of litigation or regulatory investigations; the timing, impact, and other uncertainties of future acquisitions or divestitures; restrictions in our governing documents and of Delaware law may prevent or delay an acquisition of us; tax and other potential liabilities to Air Products assumed in connection with the separation and spin-off; potential conflicts of interest between us and Air Products by our directors and officers; potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements with respect to the separation and spin-off and related internal reorganization transactions; and other risk factors described in our most recent Annual Report on Form 10-K and in any of our subsequently filed Quarterly Reports on Form 10-Q, each as filed with the Securities and Exchange Commission (“SEC”) and available on the Internet at www.sec.gov. Versum disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statements contained in this document to reflect any change in assumptions, beliefs or expectations or any change in circumstances upon which any such forward-looking statements are based.

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

In 2019, we have witnessed a slowing in semiconductor output and a reduction in semiconductor capital spending. We expect semiconductor growth to be flat as measured by MSI (millions of square inches of silicon produced) and semiconductor capital spending, measured by WFE (wafer fab equipment spending) to be down high teens as the industry absorbs a temporary pause in underlying demand growth. Industry output, particularly memory, is expected to improve in the back half of the calendar year and into 2020.

We believe semiconductor growth will continue to translate into strong demand for both new and legacy material products in our Materials segment. To take advantage of the strong market we expect to continue to innovate and increase manufacturing capability for our new products in our Advanced Materials product line. We expect to increase our investment to support organic growth to enhance our positions in key geographies such as Korea and China and improve our cost and capacity positions for key products in our Materials segment. We expect lessening headwinds from pricing and capacity constraints for certain products in our Process Materials product line and industry output increases.

We expect our DS&S segment to continue to benefit from the continued high level of industry capital spending on a historical basis, our position with key customers and the further development of the semiconductor market in China.

Proposed Merger

Refer to Note 17, “Proposed Merger”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Performance Summary

Third Quarter 2019 vs Third Quarter 2018

•
Sales of $324.3 million decreased $25.7 million, or 7.3%, due to unfavorable price/mix of 3% and lower volumes of 2%. This decrease was driven by unfavorable price/mix in the Materials segment and lower equipment volumes in DS&S which offset volume growth in the Materials segment. Currency changes had an unfavorable impact on sales of 2%.

•
Operating income decreased $143.8 million, or 149.3%, to a loss of $47.5 million. The decrease primarily related to higher separation, restructuring and cost reduction actions of $134.7 million, which includes the $140.0 million payment to Entegris, and unfavorable gross profit impacts of $13.7 million from unfavorable price/mix in the Materials segment. These impacts were partially offset by higher volumes of $2.7 million, favorable Selling & Administrative and Research & Development (“SARD”) and other costs of $1.9 million.

•
Adjusted EBITDA of $108.7 million decreased $8.2 million, or 7.0%, primarily due to unfavorable cash gross profit impacts of $13.4 million partially offset by higher volumes of $2.7 million and favorable SARD and other costs of $2.5 million. Adjusted EBITDA margin was 33.5%, up 10 bp.

•
Cash used for operations for the nine months ended June 30, 2019 was a use of $10.4 million, including capital restructuring and cost reduction actions of $141.4 million composed primarily of the $140 million fee paid in connection with the termination of the merger agreement with Entegris, Inc. Cash used for capital spending of $75.4 million.

RESULTS OF OPERATIONS

Discussion of Consolidated Results - Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018
(In millions)
Sales	$324.3	$350.0
Cost of sales	185.6	200.3
Selling and administrative	34.5	35.2
Research and development	11.9	12.4
Business separation, restructuring and cost reduction actions	141.4	6.7
Other (income) expense, net	(1.6)	(0.9)
Operating (loss) income	(47.5)	96.3
Interest expense	13.0	12.5
Non-service components of periodic pension cost	0.2	0.1
(Loss) Income Before Taxes	(60.7)	83.7
Income tax provision	24.5	19.6
Net (Loss) Income	(85.2)	64.1
Less: Net Income Attributable to Non-controlling Interests	1.5	0.8
Net (Loss) Income Attributable to Versum	$(86.7)	$63.3
Non-GAAP Basis
Adjusted EBITDA	$108.7	$116.9

Three Months Ended June 30, 2019 vs. 2018

% Change from Prior Period
Three Months Ended June 30, 2019
Sales
Volume	(2)%
Price/mix	(3)%
Currency	(2)%
Total Versum Change	(7)%

Sales of $324.3 million decreased $25.7 million, or 7.3%, due to unfavorable price/mix of 3% and lower volumes of 2%. Currency changes had an unfavorable impact on sales of 2%. The Materials segment’s sales decreased 2% as volume growth was more than offset by negative price/mix and currency impacts. The DS&S segment’s sales decreased 16% primarily due to lower equipment volumes.

Operating (Loss) Income

Operating income decreased $143.8 million, or 149.3%, to a loss of $47.5 million. The decrease primarily related to unfavorable separation, restructuring and cost reduction actions of $134.7 million, which includes the $140 million payment to Entegris, and unfavorable gross profit impacts of $13.7 million from unfavorable price/mix in the Materials segment. These impacts were partially offset by higher volumes of $2.7 million, favorable SARD and other costs of $1.9 million.

Cost of Sales and Gross Profit Margin

Cost of sales of $185.6 million decreased $14.7 million, or 7.3%, as a result of lower delivery systems activity of $15.1 million and lower operating costs of $5.2 million partially offset by higher raw material costs of $5.6 million. Gross profit margin of 42.8% remained flat.

Selling and Administrative Expense

Selling and administrative expense of $34.5 million decreased by $0.7 million. The decrease was primarily due to discretionary cost management and favorable incentive compensation expense. Selling and administrative expense as a percent of sales increased to 10.6% from 10.1%, down by the reduction in sales.

Research and Development

Research and development expense of $11.9 million decreased by $0.5 million, or 4.0%, There were no significant items contributing to the decrease. Research and development expense as a percent of sales remained flat at 3.7%.

Business Separation, Restructuring and Cost Reduction Actions

During the three months ended June 30, 2019, we recognized a net charge of $141.4 million. The net charge primarily consisted of the termination fee of $140.0 million paid to Entegris.

Other (Income) Expense, Net

Items recorded to other (income) expense, net arise from transactions and events not directly related to our principal income earning activities.

Other income, net was $1.6 million for the three months ended June 30, 2019 compared to $0.9 million for the three months ended June 30, 2018. This change was primarily due to interest income.

Interest Expense

Interest incurred increased $0.5 million due to interest rate fluctuations.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was (40.4)% for the three months ended June 30, 2019 compared to 23.4% for the three months ended June 30, 2018. The change in effective tax rate was attributable primarily to (1) a $140.0 million charge in the current year period related to the termination fee paid to Entegris, (2) changes in global pretax mix and statutory tax rates in certain jurisdictions, (3) a charge for certain income tax audit assessments less tax reserve adjustments, (4) a net charge in the current year period for provisions in connection with the U.S. Tax Act, namely GILTI, BEAT and FDII, that became effective in fiscal year 2019, offset by (5) a benefit associated with the tax impact of increases in foreign exchange losses in various foreign jurisdictions.

Discussion of Consolidated Results - Nine Months Ended June 30, 2019 vs. Nine Months Ended June 30, 2018

	Nine Months Ended June 30,
	2019	2018
(In millions)
Sales	$990.0	$1,021.5
Cost of sales	571.5	587.3
Selling and administrative	102.6	107.0
Research and development	35.9	36.2
Business separation, restructuring and cost reduction actions	156.3	16.7
Other (income) expense, net	(7.2)	(0.9)
Operating income	130.9	275.2
Interest expense	39.0	35.7
Write-off of financing costs	—	2.1
Non-service components of periodic pension cost	0.6	0.5
Income Before Taxes	91.3	236.9
Income tax provision	62.3	88.8
Net Income	29.0	148.1
Less: Net Income Attributable to Non-controlling Interests	4.2	4.5
Net Income Attributable to Versum	$24.8	$143.6
Non-GAAP Basis
Adjusted EBITDA	$329.2	$329.7

Nine Months Ended June 30, 2019 vs. 2018

% Change from Prior Period
Nine Months Ended June 30, 2019
Sales
Volume	—%
Price/mix	(2)%
Currency	(1)%
Total Versum Change	(3)%

Sales of $990.0 million decreased $31.5 million, or 3.1%, due to unfavorable price/mix of 2% and unfavorable currency impacts of 1%. The decrease was primarily from DS&S segment sales which was driven by softer equipment demand. This decrease more than offset the Materials segment’s modest sales growth with higher volumes offset by unfavorable price/mix and unfavorable currency impacts.

Operating Income

Operating income of $130.9 million decreased $144.3 million, or 52.4%, due to unfavorable separation, restructuring and cost reduction actions of $139.6 million and unfavorable gross profit impacts of $29.6 million. These impacts were partially offset by higher volumes of $13.9 million and favorable SARD and other costs of $11.0 million.

Cost of Sales and Gross Profit Margin

Cost of sales of $571.5 million decreased $15.8 million, or 2.7%, as a result of lower delivery systems activity of $15.3 million and lower operating costs of $15.0 million partially offset by higher raw material costs of $14.5 million. Gross profit margin of 42.3% remained flat.

Selling and Administrative Expense

Selling and administrative expense of $102.6 million decreased by $4.4 million. The decrease was primarily due to cost management and favorable incentive compensation expense. Selling and administrative expense as a percent of sales remained flat at 10.4%.

Research and Development

Research and development expense of $35.9 million decreased $0.3 million, or 0.8%. There were no significant items contributing to the decrease. Research and development expense as a percent of sales remained flat at 3.6%.

Business Separation, Restructuring and Cost Reduction Actions

During the nine months ended June 30, 2019, we recognized a net charge of $156.3 million. The net charge primarily consisted of costs associated with the previously planned merger with Entegris including the $140.0 million Entegris termination fee.

Other (Income) Expense, Net

Items recorded to other (income) expense, net arise from transactions and events not directly related to our principal income earning activities.

Other income, net was $7.2 million for the nine months ended June 30, 2019 compared to $0.9 million for the nine months ended June 30, 2018. This change was primarily due to interest income and foreign exchange impacts.

Interest Expense

Interest incurred increased $3.3 million due to interest rate fluctuations.

Effective Tax Rate

The effective tax rate equals the income tax provision divided by income before taxes. The effective tax rate was 68.2% for the nine months ended June 30, 2019 compared to 37.5% for the nine months ended June 30, 2018. . The increase in effective tax rate was attributable primarily to (1) a $140.0 million charge in the current year period related to the termination fee paid to Entegris, (2) a charge related to changes in global pretax mix and statutory tax rates in certain jurisdictions, (3) a charge for certain income tax audit assessments less tax reserve adjustments (4) a net charge for additional provisions of the U.S. Tax Act, namely GILTI, BEAT and FDII, that became effective in fiscal year 2019, offset by (5) a non-recurring charge related to the fiscal year 2018 deemed mandatory repatriation of certain accumulated foreign earnings and revaluation of deferred tax assets resulting from the U.S. Tax Act. See Note 8, “Income Taxes”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Three Months Ended June 30, 2019 vs. 2018

Below is a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,
	2019	2018
(In millions, except percentages)
Net (Loss) Income Attributable to Versum	$(86.7)	$63.3
Add: Interest expense	13.0	12.5
Add: Non-service components of net periodic pension cost	0.2	0.1
Add: Income tax provision	24.5	19.6
Add: Depreciation and amortization	14.8	13.9
Add: Non-controlling interests	1.5	0.8
Add: Business separation, restructuring and cost reduction actions	141.4	6.7
Adjusted EBITDA	$108.7	$116.9
Adjusted EBITDA Margin	33.5%	33.4%
Change from prior year	$(8.2)
% change from prior year	(7.0)%

Adjusted EBITDA of $108.7 million decreased $8.2 million, or 7.0% primarily due to unfavorable cash gross profit impacts of $13.4 million partially offset by higher volumes of $2.7 million and favorable SARD and other costs of $2.5 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Three Months Ended June 30,
	2019	2018
(In millions)
Materials	$214.3	$218.5
DS&S	109.4	130.7
Corporate	0.6	0.8
Total Company Sales	$324.3	$350.0

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Three Months Ended June 30,
	2019	2018
(In millions, except percentages)
Materials
Operating income	$67.6	$71.5
Add: Depreciation and amortization	14.0	13.0
Segment Adjusted EBITDA	$81.6	$84.5
Segment Adjusted EBITDA margin(A)	38.1%	38.7%
DS&S
Operating income	$31.5	$37.2
Add: Depreciation and amortization	0.7	0.7
Segment Adjusted EBITDA	$32.2	$37.9
Segment Adjusted EBITDA margin(A)	29.4%	29.0%
Corporate
Operating loss	$(5.2)	$(5.7)
Add: Depreciation and amortization	0.1	0.2
Segment Adjusted EBITDA	$(5.1)	$(5.5)

Total Versum Adjusted EBITDA	$108.7	$116.9

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Three Months Ended June 30,
(In millions)	2019	2018
Operating (Loss) Income
Segment total	$93.9	$103.0
Business separation, restructuring and cost reduction actions	(141.4)	(6.7)
Combined Total	$(47.5)	$96.3

Materials

% Change from Prior Period
Three Months Ended June 30, 2019
Sales
Volume	5%
Price/mix	(6)%
Currency	(1)%
Total Materials Sales Change	(2)%

Sales of $214.3 million decreased $4.2 million, or 1.9%, primarily due to unfavorable price/mix of 6% and unfavorable currency impacts of 1% partially offset by higher volumes of 5%. The impacts were across both Advanced Materials and Process Materials.

Operating income of $67.6 million decreased $3.9 million, or 5.5%, due to unfavorable gross profit impacts of $10.3 million primarily from price/mix partially offset by higher volumes of $5.6 million and favorable SARD and other costs of $0.8 million.

Adjusted EBITDA of $81.6 million decreased $2.9 million, or 3.4%, due to unfavorable gross profit impacts of $10.0 million primarily from price/mix partially offset by higher volumes of $5.6 million and favorable SARD and other costs of $1.5 million. Adjusted EBITDA margin decreased by 60 bp to 38.1%.

Delivery Systems and Services

% Change from Prior Period
Three Months Ended June 30, 2019
Sales
Volume	(13)%
Price/mix	—%
Currency	(3)%
Total DS&S Sales Change	(16)%

Sales of $109.4 million decreased $21.3 million, or 16.3%, due to lower equipment demand.

Operating income of $31.5 million decreased $5.7 million, or 15.3%, due to unfavorable gross profit impacts of $3.4 million from product mix and lower volumes of $2.8 million partially offset by favorable SARD and other costs of $0.5 million.

Adjusted EBITDA of $32.2 million decreased $5.7 million, or 15.0%, due to unfavorable gross profit impacts of $3.4 million from product mix and lower volumes of $2.8 million partially offset by favorable SARD and other costs of $0.5 million. Adjusted EBITDA margin of 29.4% increased 40 bp.

Corporate

Operating loss of $5.2 million improved by $0.5 million, or 8.8%. The improvement was driven by interest income.

Adjusted EBITDA loss of $5.1 million improved by $0.4 million, or 7.3%. The improvement was driven by interest income.

Nine Months Ended June 30, 2019 vs. 2018

Below is a reconciliation of net income to Adjusted EBITDA:

	Nine Months Ended June 30,
	2019	2018
(In millions, except percentages)
Net Income Attributable to Versum	$24.8	$143.6
Add: Interest expense	39.0	35.7
Add: Write-off of financing costs	—	2.1
Add: Non-service components of net periodic pension cost	0.6	0.5
Add: Income tax provision	62.3	88.8
Add: Depreciation and amortization	42.0	37.8
Add: Non-controlling interests	4.2	4.5
Add: Business separation, restructuring and cost reduction actions	156.3	16.7
Adjusted EBITDA	$329.2	$329.7
Adjusted EBITDA Margin	33.3%	32.3%
Change from prior year	$(0.5)
% change from prior year	(0.2)%

Adjusted EBITDA of $329.2 million decreased $0.5 million, or 0.2%, primarily due to unfavorable gross profit impacts of $27.4 million partially offset by higher volumes of $13.9 million and favorable SARD and other costs of $13.0 million.

SEGMENT LEVEL FINANCIAL RESULTS

Sales
	Nine Months Ended June 30,
	2019	2018
(In millions)
Materials	$652.5	$652.0
DS&S	335.7	367.1
Corporate	1.8	2.4
Total Company Sales	$990.0	$1,021.5

Below is a reconciliation of segment operating income to segment adjusted EBITDA:

	Nine Months Ended June 30,
	2019	2018
(In millions, except percentages)
Materials
Operating income	$200.6	$209.3
Add: Depreciation and amortization	39.4	35.6
Segment Adjusted EBITDA	$240.0	$244.9
Segment Adjusted EBITDA margin(A)	36.8%	37.6%
DS&S
Operating income	$101.1	$103.6
Add: Depreciation and amortization	2.1	1.4
Segment Adjusted EBITDA	$103.2	$105.0
Segment Adjusted EBITDA margin(A)	30.7%	28.6%
Corporate
Operating loss	$(14.5)	$(21.0)
Add: Depreciation and amortization	0.5	0.8
Segment Adjusted EBITDA	$(14.0)	$(20.2)

Total Versum Adjusted EBITDA	$329.2	$329.7

(A)	Segment adjusted EBITDA margin is calculated by dividing segment Adjusted EBITDA by segment sales.

Below is a reconciliation of segment total operating income to consolidated operating income:

	Nine Months Ended June 30,
(In millions)	2019	2018
Operating Income
Segment total	$287.2	$291.9
Business separation, restructuring and cost reduction actions	(156.3)	(16.7)
Combined Total	$130.9	$275.2

Materials

% Change from Prior Period
Nine Months Ended June 30, 2019
Sales
Volume	4%
Price/mix	(3)%
Currency	(1)%
Total Materials Sales Change	—%

Sales of $652.5 million increased $0.5 million, or 0.1%. Higher volumes of 4% were driven by volume growth in both Advanced Materials and Process Materials. These increases were partially offset by unfavorable price/mix of 3% primarily in Process Materials and unfavorable currency impacts of 1%.

Operating income of $200.6 million decreased $8.7 million, or 4.2%, due to unfavorable gross profit impacts of $30.5 million primarily from unfavorable price/mix across the segment, higher manufacturing costs in Process Materials and unfavorable currency impacts partially offset by higher volumes of $18.0 million and favorable SARD and other costs of $3.8 million.

Adjusted EBITDA of $240.0 million decreased $4.9 million, or 2.0%, due to unfavorable gross profit impacts of $28.7 million primarily from unfavorable price/mix across the segment, higher manufacturing costs in Process Materials and unfavorable currency impacts partially offset by higher volumes of $18.0 million and favorable SARD and other costs of $5.8 million. Adjusted EBITDA margin of 36.8% decreased 80 bp, primarily due to unfavorable gross profit impacts.

Delivery Systems and Services

% Change from Prior Period
Nine Months Ended June 30, 2019
Sales
Volume	(7)%
Price/mix	—%
Currency	(2)%
Total DS&S Sales Change	(9)%

Sales of $335.7 million decreased $31.4 million, or 8.6%. Sales were impacted by softer equipment demand.

Operating income of $101.1 million decreased $2.5 million, or 2.4%, due to lower volumes of $3.9 million and unfavorable SARD and other costs of $0.3 million partially offset by favorable gross profit impacts of $1.7 million.

Adjusted EBITDA of $103.2 million decreased $1.8 million, or 1.7%, due to lower volumes of $3.9 million and unfavorable SARD and other costs of $0.2 million partially offset by favorable gross profit impacts of $2.3 million. Adjusted EBITDA margin of 30.7% increased 210 bp.

Corporate

Operating loss of $14.5 million improved by $6.5 million, or 31.0%. The improvement was driven by interest income and foreign exchange impacts.

Adjusted EBITDA loss of $14.0 million improved by $6.2 million, or 30.7%. The improvement was driven by interest income and foreign exchange impacts.

LIQUIDITY AND CAPITAL RESOURCES

Historically, a significant portion of our cash balances are generated by operating activities. Our primary sources of liquidity are cash on hand, which was $272.2 million at June 30, 2019, our cash flows from operations, our Revolving Facility and various non-U.S. credit facilities. We anticipate that our primary uses of cash will be for working capital, debt service, capital expenditures for expansion, productivity and maintenance, potential dividends, acquisitions and general corporate purposes. Our ability to fund these uses of liquidity also will often depend upon where we generate cash, our ability to reinvest in such countries and our ability to repatriate cash into the U.S. Our ability to fund operations and capital needs will depend upon our ongoing ability to generate cash from operations and access the capital markets. We believe that future cash from operations, our Revolving Facility, and access to capital markets will provide adequate resources to meet working capital needs, potential dividends, capital expenditures and strategic investments.

As of June 30, 2019, the majority of our cash and cash items of $272.2 million were held outside the U.S. If we elect to repatriate the foreign cash, we may be required to accrue and pay withholding taxes on a portion of these amounts.

On April 12, 2019, the company terminated the merger agreement with Entegris and paid a termination fee of $140 million pursuant thereto to Entegris.

As of June 30, 2019, we had availability of $200.0 million under our Revolving Facility and approximately $19.9 million under our various non-US credit facilities.

As of June 30, 2019, we had $984.2 million of total debt. Our scheduled principal repayments on debt for our fiscal years include $1.5 million due in 2019, $5.8 million due in 2020, $5.8 million due in 2021, $5.8 million due in 2022, $540.3 million due in 2023 and $425.0 million due thereafter. We were in compliance with all of our debt covenants at June 30, 2019, and we expect to remain in compliance with these covenants for at least the next twelve months.

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

In connection with the U.S. Tax Act, we recorded a liability of $50.7 million for the Federal and State taxes on the mandatory deemed repatriation of certain foreign accumulated earnings. Due to taxes on the mandatory deemed repatriation, less certain foreign tax credits, and the available election to pay the federal portion over the eight-year period provided in the U.S. Tax Act, we expect our Federal and State cash taxes for our fiscal years to increase $8.6 million for 2019, $0.0 million for 2020, $2.5 million for 2021, $3.0 million for 2022, $3.0 million for 2023 and $22.4 million thereafter.

CASH FLOWS

Our cash flows provided by (used in) operating, investing, and financing activities as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended June 30,
	2019	2018
(In millions)
Operating activities	$(10.4)	$135.6
Investing activities	(74.4)	(88.9)
Financing activities	(39.0)	(31.0)

Operating Activities

For the nine months ended June 30, 2019, cash used in operating activities was $10.4 million including the $140 million payment to Entegris, Inc, for termination of the merger agreement. Net loss attributable to Versum of $24.8 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, gain on sale of assets and share-based compensation expense. Working capital was a use of cash of $78.4 million. The change in working capital was primarily a result of an increase in inventory and contracts in progress less progress billings due to increased purchases of raw materials and the timing of billings as well as a decrease in payables and accrued liabilities due to year-end payment of incentive compensation.

For the nine months ended June 30, 2018, cash provided by operating activities was $135.6 million. Net income attributable to Versum of $143.6 million is adjusted for reconciling items that include depreciation and amortization, deferred income taxes, gain on sale of assets and share-based compensation expense. Working capital was a use of cash of $60.4 million. The change in working capital was primarily a result an increase in trade receivables and contracts in progress due to increased sales activity and period over period timing differences related to collections. This was partially offset by an increase in accrued income taxes of $35.9 million largely attributable to a charge as a result of the Tax Act.

Investing Activities

For the nine months ended June 30, 2019, cash used by investing activities was $74.4 million primarily due to spending for plant and equipment. For the nine months ended June 30, 2018, cash used in investing activities was $88.9 million primarily due to spending for plant and equipment.

Capital expenditures in the nine months ended June 30, 2019 totaled $75.4 million, including $0.4 million of capital spending related to one-time restructuring activities, compared to $90.0 million, including $27.8 million of capital spending related to one-time restructuring activities in the nine months ended June 30, 2018. The decrease in capital expenditures of $14.6 million for the period was primarily due to lower plant and equipment spending as well as restructuring capital expenditures.

Financing Activities

For the nine months ended June 30, 2019, cash used for financing activities was $39.0 million primarily due to the payments of dividends to shareholders, dividend payments to non-controlling interests and payments on long-term debt. For the nine months ended June 30, 2018, cash used for financing activities was $31.0 million primarily due to the payments of dividends to shareholders, dividend payments to non-controlling interests and payments on long-term debt.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2018. During the three months ended June 30, 2019, there have been no significant changes in our critical accounting policies as reported in our 2018 Annual Report on Form 10-K.

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

At June 30, 2019, the net financial instrument position was a liability of $1,014.4 million.

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

The sensitivity analysis related to the interest rate risk on the fixed portion of our debt assumes an instantaneous 100 bp move in interest rates from the level at June 30, 2019, with all other variables held constant. A 100 bp increase in market interest rates would result in a decrease of $20.4 million in the fair value of our fixed rate debt at June 30, 2019.

Based on the variable-rate debt balance at June 30, 2019, a 100 bp increase in interest rates would result in an additional $5.6 million of interest incurred per year at the end of June 30, 2019.

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

The sensitivity analysis related to foreign currency exchange rates as they relate to the forward contracts assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at June 30, 2019, with all other variables held constant. A 10% strengthening or weakening of the functional currency of an entity versus all other currencies would result in a decrease or increase, respectively, of $2.6 million in the net asset position of financial instruments at June 30, 2019.

We also have sales denominated in the South Korean Won, New Taiwan Dollar, Chinese Renmibi, Euro and the Japanese Yen. Approximately 55% of Versum’s sales are denominated in these currencies. Financial results therefore will be affected by changes in currency exchange rates. If all foreign currencies were to see a 10% reduction versus the U.S. dollar during the nine months ended June 30, 2019, the operating income would be negatively impacted by approximately $12.8 million.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures and to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019 there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1#	Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Versum Materials, Inc. filed on April 12, 2019)
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
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The unaudited financial information from this Quarterly Report on Form10-Q for the quarter ended June 30, 2019, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Income Statements, (ii) the Consolidated Comprehensive Income Statements, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity and (vi) the Notes to the Consolidated Financial Statements.

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form10-Q for the quarter ended June 30, 2019 is formatted in iXBRL.
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

VERSUM MATERIALS, INC.

By:	/s/ George G. Bitto
George G. Bitto
Executive Vice President and Chief Financial Officer
Date:	August 6, 2019

By:	/s/ Jessica Feather-Bowman
Jessica Feather-Bowman
Vice President, Controller and Principal Accounting Officer
Date:	August 6, 2019